Form 10QSB
period 1996-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1996-07-23
CIK 885534

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0 - 21284

                 Saliva Diagnostic Systems, Inc.
    (Exact name of small business issuer as specified in its charter)

          Delaware                               91-1549305
(State of other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

 11719 NE 95th Street Suite G, Vancouver WA             98682
(Address of Principal executive offices)             (Zip Code)

                          (360) 696-4800
       (Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  [x] Yes  [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                     Outstanding at
Class of Common Stock                                May 16, 1996

    $.01 par value                                   20,810,285 shares

                          Page 1 of 9.  There is no Exhibit Index.

                  SALIVA DIAGNOSTIC SYSTEMS, INC.


                                     INDEX


                                                                      Page No.

Part I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Condensed Balance Sheets -                      3
               December 31, 1995 and March 31, 1996

               Consolidated Condensed Statements of                         4
               Operations - Three Months Ended March 31,
               1995 and 1996

               Condensed Statement of Cash Flows -                          5
               Three Months Ended March 31, 1995
               and 1996

               Notes to Consolidated Condensed                              6
               Financial Statements

     Item 2.   Management's Discussion and Analysis                         7
               of Financial Condition and
               Results of Operations

Signature                                                                   9

                   SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                          December 31,      March 31,
                                             1995              1996
                                          -----------      ----------
                                          (Derived from    (Unaudited)
                                          Audited Financial
                                          Statements)

                                                   ASSETS
CURRENT ASSETS
  Cash                                    $  2,688,014     $  1,711,811
  Accounts receivable                           43,291          116,064
  Inventory                                    300,161          329,054
  Prepaid expenses                              28,956           22,364
                                          ------------     ------------
TOTAL CURRENT ASSETS                         3,060,422        2,179,293

PROPERTY AND EQUIPMENT, NET                    470,593          506,323

OTHER ASSETS                                   827,443          767,913
                                          ------------     ------------
                                          $  4,358,458     $  3,453,529
                                          ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other
    accrued expenses                      $    500,078     $    514,757
  Accrued interest payable                      49,703           68,240
  Current portion of obliga-
    tions under capital leases                  15,869           15,869
  Convertible debentures                     2,785,000
                                            ----------     -------------
TOTAL CURRENT LIABILITIES                    3,350,650          598,866

OBLIGATIONS UNDER CAPITAL LEASES,
  net of current portion                        30,497           25,129
                                          ------------     ------------
   TOTAL LIABILITIES                         3,381,147          623,995
                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized 25,000,000
    shares, $.01 par value, issued
    and outstanding 13,126,366 and
    19,683,674 on December 31, 1995
    and March 31, 1996, respect-
    ively                                      131,264          196,837
  Additional paid-in capital                17,726,578       20,522,957
  Notes receivable related
    to sale of stock                           (83,825)         (83,825)
 Cumulative foreign translation
    adjustment                                 (34,859)         (39,997)

 Accumulated deficit                       (16,761,847)     (17,766,438)
                                           -----------     ------------
TOTAL STOCKHOLDERS' EQUITY                     977,311        2,829,534
                                          ============     ============
                                          $  4,358,458     $  3,453,529
                                          ============     ============

See accompanying Notes to Condensed Consolidated Financial Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996 (UNAUDITED)


                                                     1995               1996
                                                     ----              -----
REVENUES
  Product sales                                   $  73,293            171,379
  Other fees and interest income                      1,538             22,342
                                                  ---------          ---------
  TOTAL REVENUES                                     74,831            193,721

COSTS AND EXPENSESS

   Cost of product sold                              23,005            120,510
   Research and development                          90,972            103,955
   Selling, general and administrative              494,319            904,784
   Interest expense and loan fees                     3,490             69,023
                                                  ---------          ---------
   TOTAL COSTS AND EXPENSES                         611,786          1,198,312
                                                  ---------          ---------
NET LOSS                                          $(536,955)       $(1,004,591)
                                                  =========         ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                             7,050,165         15,039,334
                                                  =========         ==========
LOSS PER COMMON SHARE                             $ (0.08)         $  (0.07)









     See accompanying Notes to Consolidated Condensed Financial Statements


            SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996



                                                     1995          1996
                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $ (536,955)      $(1,004,591)

   Adjustment to reconcile net loss
   to net cash used by operating
      activities:
      Cumulative foreign translation
         adjustment                                   13,694            (5,138)
      Depreciation and amortization                   74,170           114,590
      Expenses satisfied with issuance of
         shares                                                                 11,952
      Changes in operating assets and
         liabilities:
       (Increase) decrease in receivables              7,330           (72,773)
       (Increase) decrease in inventory               (3,137)          (28,893)
       (Increase) decrease in prepaid expenses                           6,592
       Increase (decrease) in accounts payable
         and accrued expenses                       (244,703)           33,216
                                                    --------        ----------
       NET CASH USED BY OPERATING ACTIVITIES        (689,601)        (945,045)

CASH FLOWS FROM INVESTING ACTIVITIES
   Patents and trademarks                             (2,225)             (134)
   Deposits and other                                 (1,523)           (3,003)
   Purchase of equipment                             (47,500)          (87,653)
                                                   ---------        ----------
      NET CASH USED BY INVESTING ACTIVITIES          (51,248)          (90,790)
                                                   ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable and interim financing,
         net                                          (4,805)          (25,000)
   Repayment of obligations under capital
         leases                                                         (5,368)
   Sale of stock - private placement and
         exempt offering                           1,572,500
   Stock warrants exercised                                             90,000
                                                                    ----------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                       1,567,695            59,632
                                                  ----------        ----------
NET INCREASE (DECREASE) IN CASH                   $  826,846       $  (976,203)
CASH BALANCE, Beginning of period                     96,431         2,688,014
                                                  ==========        ==========
CASH BALANCE, End of period                       $  923,277       $ 1,711,811
                                                  ==========        ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
   Shares issued in lieu of fees and
   expenses                                       $                $    11,952
   Conversion of debentures into common shares                       2,760,000



       See accompanying Notes to Consolidated Condensed Financial Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996, and the changes in cash flows for the three months ended March 31, 1995 and 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed of omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995 Form 10-KSB filed with the Securities and Exchange Commission. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.    PROFORMA STOCKHOLDERS' EQUITY

      Subsequent to quarter ended March 31, 1996, the Company raised $1,286,096 from the exercise of certain warrants to purchase 1,213,361 shares of the Company's common stock.

      Following is a condensed proforma statement of stockholders' equity and total assets as of March 31, 1996, giving effect to the various sales of the Company's common stock after year end:

                                                         March 31,
                                                         1996
                                                         ---------
     Historical stockholders' equity                   $ 2,829,534
      Warrants exercised                                 1,286,096

         Proforma stockholders' equity                 $ 4,115,630
                                                        ==========
      Historical total assets                          $ 3,453,529
      Warrants exercised                                 1,286,096
                                                        ----------
         Proforma total assets                         $ 4,739,625
                                                        ==========

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

   Results of Operations:  Three Months Ended March 31

   The Company had total revenues of $193,721 and $74,831 for the three months ended March 31, 1996 and 1995, respectively. The increase in revenues was primarily the result of sales of Omni-SAL from the Company's Singapore facility and sales of Omni-SWAB.

   Selling, general and administrative expenses ("SG&A") increased to $904,785 from $494,319 for the three months ended March 31, 1996 and 1995, respectively. This increase of $410,466 or 83% was largely attributable to an increase in personnel and salaries.

   The Company incurred a net loss of $1,004,591 or $.07 per share, for the quarter ended March 31, 1996, compared with a loss of $536,955, or $.08 per share, in the year ago period. The increase in net loss was primarily attributable to the increase in SGA and an increase in costs associated with an increase in the number of products produced by the Company. During the 1996 period, there were 15,039,334 weighted average number of shares outstanding as compared to 7,050,165 shares in the corresponding year earlier period.

   Financial Condition

   The Company's working capital at March 31, 1996 was $1,580,427. It had a working capital deficit of $290,228 at December 31, 1995. The Company's current ratio was 1.21 to 1 at March 31, 1996 as compared to .91 to 1 at December 31, 1995.

   During the quarter ended March 31, 1996, net cash used from the Company's operating activities was $945,045 as compared to $689,601 of cash used in operating activities in the quarter ended March 31, 1995. The primary use of funds during both periods was to finance losses from operations.

   Cash used in investment activities for the first quarter of 1996 was $90,790 as compared to cash used of $51,248 in the year ago period. The primary use of funds in both periods was the purchase of equipment.

   Cash provided by financing activities in the quarter ended March 31, 1996 was $59,632 as compared to cash provided from these activities in the first quarter of 1995 of $1,567,695. The largest portion of cash provided was from the Company's private offering of securities in the first quarter of 1995.

   The Company has significant requirements for capital to continue to fund its activities. As a result of the above-described activities, management believes it has adequate resources to fund only limited activities for the next several months. After this period, the Company will be required to obtain additional capital to continue to fund its activities. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.


Part II OTHER INFORMATION

Item 1.           Legal Proceedings

   In January 1996, the Company filed suit against Home Access Health Corporation ("HAHC") (Saliva Diagnostic Systems, Inc. v. Home Access Health Corporation) in Washington Superior Court, Clark County. The Company had entered into a license agreement with HAHC which have HAHC the exclusive right to market Omni-SAL for home testing kits. The Company believes HAHC has failed to utilize the license and is seeking declaratory judgment to revoke the license. The lawsuit is in the preliminary stage; although the Company intends to vigorously pursue this case, there is no assurance that it will prevail. In the event the Company does not prevail, the Company may be forced to pay royalties to HAHC for Omni-SAL products directly sold by the Company.

   Meritxell Ltd. v. Saliva Diagnostic Systems, inc., commenced in the United States District Court for the Southern District, involves the conversion rate of a convertible debenture issued to it by the Company. The Company believes the suit is without merit inasmuch as the plaintiff failed to comply with all the terms of the convertible debenture. Plaintiff is seeking damages in an unspecified amount. The suit is in the preliminary stages and management of the Company intends to vigorously defend the Company.

                          SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SALIVA DIAGNOSTIC SYSTEMS, INC.



Date:  May 16, 1996                       By:     s/Ronald L. Lealos
                                                  President, Treasurer



SALIVA\1OQ-mar.96