Form 10QSB
period 1996-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1996-08-14
CIK 885534

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                 FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


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

                                                    Outstanding at
Class of Common Stock                               August 9, 1996

    $.01 par value                                 21,885,035 shares

            ge 1 of 12.  There is no Exhibit Index.

SALIVA DIAGNOSTIC SYSTEMS, INC.

                                         INDEX


                                                                  Page No.

Part I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Condensed Balance                              3-4
           Sheets - December 31, 1995 and
           June 30, 1996

           Consolidated Condensed Statements of                         5
           Operations - Three Months Ended June 30,
           1995 and 1996

           Condensed Statements of Operations -                         6
           Six Months Ended June 30, 1995 and 1996

           Condensed Statement of Cash Flows -                        7-8
           Six Months Ended June 30, 1995
           and 1996

           Notes to Consolidated Condensed                              9
           Financial Statements

 Item 2.   Management's Discussion and Analysis                        10
           of Financial Condition and
           Results of Operations

PART II.         OTHER INFORMATION

 Item 1.   Legal Proceedings                                           11

 Item 4.   Submission of Matters to a Vote of                          11
           Security Holders

 Item 6.   Exhibits and Reports on Form 8-K                            11

Signature                                                              12

                         SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           December 31,                     June 30,
                                                           1995                             1996
                                                           -----------                      ----------
                                                           (Derived from                    (Unaudited)
                                                           Audited Financial
                                                           Statements)

                                                   ASSETS
CURRENT ASSETS
  Cash                                                     $  2,688,014                     $  2,436,711
  Accounts receivable                                            43,291                           80,061
  Inventory                                                     300,161                          352,834
  Prepaid expenses                                               28,956                           24,768
                                                           ------------                     ------------
TOTAL CURRENT ASSETS                                          3,060,422                        2,894,374

PROPERTY AND EQUIPMENT, NET                                     470,593                          654,175

OTHER ASSETS                                                    827,443                          750,480
                                                           ------------                     ------------
                                                           $  4,358,458                     $  4,299,029
                                                           ============                     ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
    accrued expenses                                       $    500,078                     $    492,821
  Accrued interest payable                                       49,703                           68,240
  Current portion of long-term
   debt and obligations
   under capital leases                                          15,869                           34,937
  Convertible debentures                                      2,785,000                             -
                                                            -----------                     ------------
TOTAL CURRENT LIABILITIES                                     3,350,650                          595,998


LONG-TERM DEBT AND OBLIGATIONS
  UNDER CAPITAL LEASES,
  net of current portion                                         30,497                          111,844
                                                           ------------                     ------------
   TOTAL LIABILITIES                                       $  3,381,147                     $    707,842
                                                           ------------                     ------------


                             SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                 (continued)


                                                           December 31,                      June 30,
                                                           1995                              1996
                                                           -----------                       ----------
                                                           (Derived from                     (Unaudited)
                                                           Audited Financial
                                                           Statements)
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized
    25,000,000 shares, $.01
    par value, issued and outstanding
    13,126,366 and 21,350,785 on
    December 31, 1995 and June 30,
    1996, respectively                                          131,264                         213,510
  Additional paid-in capital                                 17,726,578                      22,375,931
  Notes receivable related
    to sale of stock                                            (83,825)                        (83,825)
  Cumulative foreign translation
    adjustment                                                  (34,859)                        (68,292)

  Accumulated deficit                                       (16,761,847)                    (18,846,137)
                                                           ------------                     ------------
TOTAL STOCKHOLDERS' EQUITY                                      977,311                       3,591,187
                                                           ============                     ===========
                                                           $  4,358,458                     $ 4,299,029
                                                           ============                     ===========

            See accompanying Notes to Consolidated Condensed Financial
              Statements

                   SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)


                                                                1995                     1996
                                                               -------                 --------
REVENUES
  Product sales                                             $  144,589              $   124,937
  Other fees and interest income                                62,342                   29,737
                                                              --------                 --------
  TOTAL REVENUES                                               206,931                  154,674
                                                              --------                 --------

COSTS AND EXPENSESS

   Cost of product sold                                         24,024                   66,753
   Research and development                                    338,598                   91,843
   Selling, general and admini-
   strative                                                  1,376,982                1,075,132
   Interest expense and loan fees                                3,091                      645
                                                            ----------                ---------
   TOTAL COSTS AND EXPENSES                                  1,742,695                1,234,373
                                                            ----------                ---------
 NET LOSS                                                  $(1,535,764)             $(1,079,699)
                                                            ==========               ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                        9,400,000               20,992,000
                                                           ===========               ==========
LOSS PER COMMON SHARE                                      $      (.16)             $      (.05)
                                                           ===========               ==========





                 See accompanying Notes to Consolidated Condensed Financial
                                  Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996 (UNAUDITED)


                                                                 1995                    1996
                                                                 ----                    ----
REVENUES
 Product sales                                             $   217,882                $ 296,316
 Other fees and interest
  income                                                        63,880                   52,079
                                                             ---------                  -------
   TOTAL REVENUES                                              281,762                  348,395
                                                             ---------                  -------
COSTS AND EXPENSES
 Cost of product sold                                           47,029                  187,263
 Research and development                                      429,570                  195,838
 Selling, general and admin-
  istrative                                                  1,871,301                1,979,916
 Interest expense and loan fees                                  6,581                   69,668
                                                             ---------                ---------
   TOTAL COSTS AND EXPENSES                                  2,354,481                2,432,685
                                                             ---------                ---------
NET LOSS                                                   $(2,072,719)             $(2,084,290)
                                                             =========                =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   9,400,000               18,760,000
                                                            ==========               ==========

LOSS PER COMMON SHARE                                      $     (.22)              $      (.11)
                                                            =========                ==========


         See accompanying Notes to Consolidated Condensed Financial Statements

                             SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996



                                                       1995                    1996
                                                   ------------             ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                                       $ (2,072,719)            $(2,084,290)

   Adjustment to reconcile net
   loss to net cash used in op-
   erating activities:
      Cumulative foreign trans-
         lation adjustment                              28,902                 (33,433)
      Depreciation and amort-
         ization                                       155,946                 190,615
      Expenses satisfied with
         issuance of shares                            568,750                  65,702
      Changes in operating assets
         and liabilities:
       (Increase) decrease in
         receivables                                   (48,274)                (36,770)
       (Increase) decrease in
         inventory                                      (3,137)                (52,673)
       (Increase) decrease in
         prepaid expenses                                                        4,188
       Increase (decrease) in
         accounts payable
         and accrued expenses                         (138,705)                 11,280
                                                       --------             ----------
       NET CASH USED IN
       OPERATING ACTIVITIES                         (1,509,237)             (1,935,381)
                                                    -----------              -----------

CASH FLOWS FROM INVESTING
ACTIVITIES
   Increase in other assets                             (8,091)                 (3,004)
   Purchase of property and
      equipment                                        (73,389)               (294,230)
                                                      ---------              ----------
      NET CASH USED IN INVESTING
      ACTIVITIES                                       (81,480)               (297,234)
                                                      ---------              ----------

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                                 (continued)

                                                       1995                    1996
                                                       ----                    ----
CASH FLOWS FROM FINANCING
ACTIVITIES
   Notes payable and interim
   financing                                            36,146                 109,476
   Repayment of obligations
   under capital leases                                                         (9,061)
   Repayment of convertible
   debentures                                                                  (25,000)
   Sale of stock - private
   placement and exempt
   offering                                          1,782,500
Stock warrants and options
   exercised                                                                 1,905,897
                                                     ---------               ---------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                              1,818,646               1,981,312
                                                    ----------               ---------
NET INCREASE (DECREASE)
 IN CASH                                           $   227,929             $  (251,303)
CASH BALANCE, Beginning of
   period                                               96,431               2,688,014
                                                    ----------               ---------
CASH BALANCE, End of period                        $   324,360             $ 2,436,711
                                                    ==========              ==========
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
   Shares issued in lieu of
   fees and expenses                               $   568,750             $    65,702
   Conversion of debentures
    into common shares                                                       2,760,000




                      See accompanying Notes to Consolidated Condensed Financial
                         Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1995 and 1996, and the changes in cash flows for the six months ended June 30, 1995 and 1996. Certain information and note disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed of omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto included in the Company's 1995
      Form 10-KSB filed with the Securities and Exchange Commission.
      Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.    PROFORMA STOCKHOLDERS' EQUITY

      Subsequent to quarter ended June 30, 1996, the Company raised
      $535,000 from the exercise of certain warrants and options to purchase 535,000 shares of the Company's common stock.

      Following is a condensed proforma statement of stockholders' equity and total assets as of June 30, 1996 giving effect to the various sales of the Company's common stock after June 30, 1996:

                                                              June 30,
                                                                1996
                                                              ---------
      Historical stockholders' equity                       $ 3,591,187
      Warrants and options exercised                            535,000
                                                              ---------
         Proforma stockholders' equity                      $ 4,126,187
                                                             ==========
      Historical total assets                               $ 4,299,029
      Warrants and options exercised                            535,000
                                                             ----------
         Proforma total assets                              $ 4,834,029
                                                              =========
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

   Results of Operations:  Six Months Ended June 30,

   The Company had total revenues of $348,395 and $281,762 for the six months ended June 30, 1996 and 1995, respectively. The increase in revenues was primarily the result of sales of Omni-SAL from the Company's Singapore facility and sales of Omni-SWAB.

   Costs and expenses increased to $2,432,685 from $2,354,481 for the six months ended June 30, 1996 and 1995, respectively.

   The Company incurred a net loss of $2,084,290 or $.11 per share, for the six months ended June 30, 1996, compared with a loss of $2,072,719 or $.22 per share, in the year ago period. Average common shares outstanding were 18,760,000 in 1996 and 9,400,000 in 1995.

   Financial Condition

   The Company's working capital at June 30, 1996 was $2,298,376.
It had a working capital deficit of $290,228 at December 31, 1995. The Company's current ratio was 4.86 to 1 at June 30, 1996 as compared to .91 to 1 at December 31, 1995.

   During the six months ended June 30, 1996, net cash used from the Company's operating activities was $1,935,381 as compared to $1,509,237 of cash used in operating activities in the six months ended June 30, 1995.

   Cash used in investment activities for the first six months of 1996 was $297,234 as compared to cash used of $81,480 in the year ago period.

   Cash provided by financing activities in the six months ended June 30, 1996 was $1,981,312 as compared to cash provided from these activities in the first six months of 1995 of $1,818,646.
The largest portion of cash provided was from the Company's private offering of securities in the first six months of 1995.

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

                     Part II OTHER INFORMATION

Item 1.           Legal Proceedings

   Reference is made to Item 1 of the Company's Form 10-QSB for its quarter ended March 31, 1996.

Item 4.          Submission of Matters to a Vote of Security Holders

   On July 17, 1996, at the Company's Annual Meeting of
Shareholders, the Company's shareholders elected management's slate of directors, which included Messrs. Ronald L. Lealos, Kenneth J.
McLachlan, Hans R. Vauthier and Drs. David Barnes and Joel
Scheinbaum. Each nominee received 13,618,775 votes for and 505,028 votes against.

Item 6.          Exhibits and Reports on Form 8-K

                 (b) During the quarter ended June 30, 1996, the registrant filed a report on Form 8-K dated June 4, 1996.

                         SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SALIVA DIAGNOSTIC SYSTEMS, INC.



Date:  August 14, 1996                   By:     s/Ronald L. Lealos
                                                 President, Treasurer




SALIVA\1OQ-jun.96