Form 10QSB
period 1996-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1996-11-12
CIK 885534

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

                                             Outstanding at
Class of Common Stock                        November 1, 1996

    $.01 par value                           21,935,785 shares

            Page 1 of 12.  There is no Exhibit Index.

SALIVA DIAGNOSTIC SYSTEMS, INC.


                              INDEX


                                                         Page No.

Part I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Condensed Balance                3-4
               Sheets - December 31, 1995 and
               September 30, 1996 (Unaudited)

               Consolidated Condensed Statements of             5
               Operations - Three Months Ended September 30,
               1995 and 1996 (Unaudited)

               Consolidated Condensed Statements of             6
               Operations Nine Months Ended September
               30, 1995 and 1996 (Unaudited)

               Consolidated Condensed Statement of            7-8
               Cash Flows - Nine Months Ended
               September 30, 1995 and 1996
               (Unaudited)

               Notes to Consolidated Condensed                  9
               Financial Statements (Unaudited)

     Item 2.   Management's Discussion and Analysis            10
               of Financial Condition and
               Results of Operations

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               11

     Item 4.   Submission of Matters to a Vote of              11
               Security Holders

     Item 6.   Exhibits and Reports on Form 8-K                11

Signature                                                      12

       SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                   December 31,       September 30,
                                   1995                1996
                                   -----------         ----------

                             ASSETS
CURRENT ASSETS
  Cash                             $  2,688,014        $  1,780,453
  Accounts receivable                    43,291             156,886
  Inventory                             300,161             353,793
  Prepaid expenses                       28,956              19,487
                                   ------------        ------------
TOTAL CURRENT ASSETS                  3,060,422           2,310,619

PROPERTY AND EQUIPMENT, NET             470,593             664,065

OTHER ASSETS                            827,443             739,138
                                   ------------        ------------
                                   $  4,358,458        $  3,713,822
                                   ============        ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other
    accrued expenses               $    500,078        $    658,306
  Accrued interest payable               49,703              68,240
  Current portion of long-
   term debt and obligations
   under capital leases                  15,869              35,175
  Convertible debentures              2,785,000             -
                                    -----------        ------------
TOTAL CURRENT LIABILITIES             3,350,650             761,721


LONG-TERM DEBT AND OBLIGATIONS
 UNDER CAPITAL LEASES,
  net of current portion                 30,497             103,146
                                   ------------        ------------
TOTAL LIABILITIES                     3,381,147             864,867
                                   ------------        ------------


         SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                            (continued)


                                   December 31,         September 30,
                                   1995                 1996
                                   -----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock - authorized
    25,000,000 shares, $.01
    par value, issued and outstanding
    13,126,366 and 21,885,785 on
    December 31, 1995 and September 30,
    1996, respectively                  131,264            218,860
  Additional paid-in capital         17,726,578         22,905,130
  Note receivable related
    to sale of stock                    (83,825)           (83,825)
  Cumulative foreign translation
    adjustment                          (34,859)           (21,404)

  Accumulated deficit               (16,761,847)       (20,169,806)
                                   ------------        ------------
TOTAL STOCKHOLDERS' EQUITY              977,311          2,848,955
                                   ============        ===========
                                   $  4,358,458        $ 3,713,822
                                   ============        ===========

See accompanying Notes to Consolidated Condensed Financial Statements


SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)


                                        1995           1996
                                       -------       --------
REVENUES
  Product sales                     $  272,836    $   183,749
  Other fees and interest income         5,636         12,382
                                      --------       --------
  TOTAL REVENUES                       278,472        196,131
                                      --------       --------
COSTS AND EXPENSES

   Cost of product sold                 31,806        124,934
   Research and development                           150,115
   Selling, general and admini-
   strative                            247,496      1,232,509
   Interest expense and loan fees          969         12,242
                                    ----------      ---------
   TOTAL COSTS AND EXPENSES            280,271      1,519,800
                                    ----------      ---------
 NET LOSS                          $    (1,799)   $(1,323,669)
                                    ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING               10,223,807     21,886,000
                                   ===========     ==========
LOSS PER COMMON SHARE              $     --       $      (.06)
                                   ===========     ==========









    See accompanying Notes to Consolidated Condensed Financial
    Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 (UNAUDITED)


                                         1995          1996
                                         ----          ----
REVENUES
 Product sales                     $   490,718      $ 480,065
 Other fees and interest
  income                                69,516         64,461
                                     ---------        -------
 TOTAL REVENUES                        560,234        544,526
                                     ---------        -------
COSTS AND EXPENSES
 Cost of product sold                   78,835        312,197
 Research and development               31,726        345,953
 Selling, general and admin-
  istrative                          2,516,641      3,212,425
 Interest expense and loan fees          7,550         81,910
                                     ---------      ---------
 TOTAL COSTS AND EXPENSES            2,634,752      3,952,485
                                     ---------      ---------
NET LOSS                           $(2,074,518)   $(3,407,959)
                                     =========      =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           9,325,043     19,331,000
                                    ==========     ==========

LOSS PER COMMON SHARE              $     (.22)    $      (.18)
                                    =========      ==========




     See accompanying Notes to Consolidated Condensed Financial
     Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996



                                   1995          1996
                                ----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                     $ (2,074,518)  $(3,407,959)

 Adjustment to reconcile net
 loss to net cash used in op-
 erating activities:
   Cumulative foreign trans-
     lation adjustment              78,919       (13,455)
   Depreciation and amort-
     ization                       231,172       263,707
   Expenses satisfied with
     issuance of shares            568,750        65,251
   Changes in operating assets
     and liabilities:
    (Increase) decrease in
     receivables                  (153,424)     (113,595)
    (Increase) decrease in
     inventory                    (614,098)      (53,632)
    (Increase) decrease in
     prepaid expenses                              9,469
    Increase (decrease) in
     accounts payable
     and accrued expenses          (43,295)      176,765
                                   --------    ---------
    NET CASH USED IN
    OPERATING ACTIVITIES        (2,006,494)   (3,046,539)
                                 ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
 Increase in other assets          (11,439)       (9,086)
 Purchase of property and
   equipment                      (134,802)     (359,788)
                                 ----------    ---------
   NET CASH USED IN INVESTING
   ACTIVITIES                     (146,241)     (368,874)
                                 ---------     ---------

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                            (continued)

                                   1995          1996
                                   ----          ----
CASH FLOWS FROM FINANCING
ACTIVITIES
 Notes payable and interim
 financing                          37,576       109,476
 Repayment of obligations
 under capital leases                            (17,521)
 Repayment of convertible
 debentures                                      (25,000)
 Sale of stock - private
 placement and exempt
 offering                        2,239,193
Stock warrants and options
 exercised                                     2,440,897
                                 ---------     ---------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES            2,276,769     2,507,852
                                ----------     ---------
NET INCREASE (DECREASE)
 IN CASH                       $   124,034   $  (907,561)
CASH BALANCE, Beginning of
 period                             96,431     2,688,014
                                ----------    ----------
CASH BALANCE, End of period    $   220,465   $ 1,780,453
                                ==========    ==========
SUPPLEMENTAL SCHEDULE OF
 NONCASH INVESTING AND
 FINANCING ACTIVITIES
 Shares issued in lieu of
 fees and expenses             $   568,750   $    65,251
 Conversion of debentures
  into common shares                37,500     2,760,000




 See accompanying Notes to Consolidated Condensed Financial
 Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying consolidated condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1995 and 1996, and the changes in cash flows for the nine months ended September 30, 1995 and 1996. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Form 10-KSB filed with the Securities and Exchange Commission. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

 Results of Operations:  Nine Months Ended September 30, 1996

 The Company had total revenues of $544,526 and $560,234 for the nine months ended September 30, 1996 and 1995, respectively.

 Costs and expenses increased to $3,952,485 from $2,634,752 for the nine months ended September 30, 1996 and 1995, respectively.

 The Company incurred a net loss of $3,407,959 or $.18 per share, for the nine months ended September 30, 1996, compared with a loss of $2,074,518 or $.22 per share, in the year ago period. Average common shares outstanding were 19,331,000 in 1996 and 9,325,043 in 1995.

 Financial Condition

 The Company's working capital at September 30, 1996 was
$1,548,898 It had a working capital deficit of $290,228 at December 31, 1995. The Company's current ratio was 3.03 to 1 at September
30, 1996 as compared to .91 to 1 at December 31, 1995.

 During the nine months ended September 30, 1996, net cash used from the Company's operating activities was $3,046,539 as compared to $2,006,494 of cash used in operating activities in the nine months ended September 30, 1995.

 Cash used in investment activities for the first nine months of 1996 was $368,874 as compared to cash used of $146,241 in the year ago period.

 Cash provided by financing activities in the nine months ended September 30, 1996 was $2,507,852 as compared to cash provided from these activities in the first nine months of 1995 of $2,276,769. The largest portion of cash provided was from the Company's private offering of securities in each of the first nine months of 1995 and 1996.

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

                   Part II OTHER INFORMATION

Item 3.    Legal Proceedings

 In September 1996, the Company settled its lawsuit with Home Access Health Corporation ("HAHC") which had been commenced in January 1996 in Washington Superior Court, Clark County. The lawsuit involved a dispute relating to a series of license agreements between the Company and HAHC. The Company and HAHC entered into a new license agreement in September 1996 (the "License Agreement"), which superceded all prior license agreements. Under the terms of the License Agreement, the Company granted to HAHC a license, which is exclusive for two years for HIV applications (except for certain limitations) to use Omni-SAL, one of the Company's products, in kits. The license does not apply to rapid testing. The Company will receive a royalty of $.25 per product for the first 1,000,000 products, $.15 per product for the next 1,000,000 products and $.10 per product for products sold in excess of 2,000,000 products. The Agreement also specifies rates at which HAHC can purchase Omni-SAL devices from the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

 On July 17, 1996, the Company held its annual shareholder's meeting to vote for directors and to vote on two proposals. The Company elected David Barnes, Ronald L. Lealos, Kenneth J. McLachlan, M. Joel Scheinbaum and Hans R. Vauthier as directors.

 The Company proposed to amend its Certificate of Incorporation to increase the authorized number of shares to 40,000,000 and to provide for a class of Series A Preferred Stock. The proposal was not approved by a majority of the outstanding shares; 3,407,768 votes were cast in favor of the proposal and 2,933,451 were against. The second proposal, adoption of a stock option plan, was rescinded since the first proposal failed.

                           SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SALIVA DIAGNOSTIC SYSTEMS, INC.



Date: November 12, 1996            By:  s/ Ronald L. Lealos
                                        Ronald L. Lealos, President




                                   By:  s/ Kenneth J. McLachlan
                                        Kenneth J. McLachlan
                                        Chief Financial Officer



















SALIVA\1OQ-sep.96