Form 10QSB/A
period 1996-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1996-11-19
CIK 885534

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB/A


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
                                    =========      ==========




     See accompanying Notes to Consolidated Condensed Financial
     Statements

SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996



                                   1995          1996
                                ----------   -----------
CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                     $ (2,074,518)  $(3,407,959)

 Adjustment to reconcile net
 loss to net cash used in op-
 erating activities:
   Cumulative foreign trans-
     lation adjustment              78,919        13,455
   Depreciation and amort-
     ization                       231,172       263,707
   Expenses satisfied with
     issuance of shares            568,750        65,251
   Changes in operating assets
     and liabilities:
    (Increase) decrease in
     receivables                  (153,424)     (113,595)
    (Increase) decrease in
     inventory                    (614,098)      (53,632)
    (Increase) decrease in
     prepaid expenses                              9,469
    Increase (decrease) in
     accounts payable
     and accrued expenses          (43,295)      176,765
                                   --------    ---------
    NET CASH USED IN
    OPERATING ACTIVITIES        (2,006,494)   (3,046,539)
                                 ---------     ---------
CASH FLOWS FROM INVESTING
ACTIVITIES
 Increase in other assets          (11,439)       (9,086)
 Purchase of property and
   equipment                      (134,802)     (359,788)
                                 ----------    ---------
   NET CASH USED IN INVESTING
   ACTIVITIES                     (146,241)     (368,874)
                                 ---------     ---------

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

                                   SALIVA DIAGNOSTIC SYSTEMS, INC.



Date: November 18, 1996            By:  s/ Ronald L. Lealos
                                        Ronald L. Lealos, President




                                   By:  s/ Kenneth J. McLachlan
                                        Kenneth J. McLachlan
                                        Chief Financial Officer









SALIVA\1OQ-sep.96