Form 10KSB
period 1996-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1997-03-31
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   91-1549305
                        (IRS Employer Identification No.)

                              11719 NE 95TH STREET
                               VANCOUVER, WA 98682
              (Address of principal executive offices and zip code)

                                 (360) 696-4800
                           (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $ 840,068.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 14, 1997 was $33,945,110, computed by reference to the last traded sale price as reported on the Nasdaq Small Cap Market on such date.

The number of shares outstanding of the Registrant's Common Stock as of March 14, 1997 was 22,040,785 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The issuer has incorporated into Part III of Form 10-KSB, by reference, portions of its Proxy Statement for its 1997 Annual Meeting of Shareholders.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX

                                                                            Page
PART I

Item 1      Business                                                           1
Item 2      Properties                                                        11
Item 3      Legal Proceedings                                                 11
Item 4      Submission of Matters to a Vote of Security Holders               12

PART II

Item 5      Market for Common Equity and Related Stockholder Matters          13
Item 6      Management's Discussion and Analysis or Plan of Operation         14
Item 7      Financial Statements                                              16
Item 8 Changes in and Disagreements with Accountants on Accounting and 17 Financial Disclosure
PART III

Item 9      Directors and Executive Officers of the Registrant                17
Item 10     Executive Compensation                                            17
Item 11     Security Ownership of Certain Beneficial Owners and Management    17
Item 12     Certain Relationships and Related Transactions                    17
Item 13     Exhibits and Reports on Form 8-K                                  18

                                     PART I

ITEM 1. BUSINESS

This annual report on Form 10-KSB contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, but are not limited to, those statements relating to development of new products, the ability to obtain new distribution agreements and increase distribution for products under existing distribution agreements, approval of Saliva Diagnostic Systems, Inc.'s (the "Company") products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries, and the scale-up of manufacturing in the United States. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including those set forth in this Business section and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GENERAL

         The Company is primarily engaged in the development, manufacturing and marketing of rapid in vitro assays for use in the detection of infectious diseases and other conditions, proprietary specimen collection devices and other diagnostic devices.

         The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992 the Company merged with and into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In 1994 the Company's 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. ("SDS Asia"), formed Saliva Diagnostic Systems (Singapore) Pte. ("SDS Singapore"). In 1995, the Company purchased the minority interest (10%) in SDS Asia and the outstanding minority interest (19%) in SDS Singapore. As a result, SDS Asia and SDS Singapore became wholly owned subsidiaries of the Company. Additionally in 1995, the Company purchased the minority interest (10%) in Saliva Diagnostic Systems, UK, Ltd., and as a result this entity became a wholly owned subsidiary of the Company and was renamed SDS International, Ltd. Unless otherwise indicated, all references to the Company include the Company and its wholly owned subsidiaries, SDS International, Ltd., SDS Asia and SDS Singapore. The Company's principal executive offices are located at 11719 NE 95th Street, Vancouver, Washington, 98682.

         The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $21,914,246 at December 31, 1996. Such losses are expected to continue through 1997. The Company's capital requirements have been and will continue to be significant. The Company has been dependent on private placements of its debt and equity securities and on a public offering of its common stock in March 1993 to fund its capital requirements. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to design and develop new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources which will be available to the Company. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. (See
Note 2 of Notes to Consolidated Financial Statements).

PRODUCTS

         RAPID IMMUNOASSAYS. The Company has developed rapid immunoassays utilizing immunochromatography for the detection of antibodies to selected pathogens, such as the Human Immunodeficiency Virus ("HIV"), the virus that causes Acquired Immune Deficiency Syndrome ("AIDS"), and Helicobacter pylori ("H. pylori"), a bacteria linked to peptic ulcers and gastric cancer.

         The Company's immunoassays are designed to require only a few simple steps and minutes to use. The tests produce visual results in under 20 minutes, and may be used without special equipment, storage or training. The Company's data and independent evaluations demonstrate that its tests are generally equivalent in performance to widely used FDA-licensed tests for HIV.

         The Company's rapid tests utilize a capillary flow assay in which all reagents are provided on solid phases in a dried format (test strip). Buffer solution is introduced after sample collection. The resulting mixture of sample and buffer migrate along the test strip by capillary action, reconstituting a dye conjugate. A red control line will develop at a designated point on the upper portion of the strip if the assay has been performed properly and if all reagents are functionally active. The conjugate binds in the presence of antibodies to pre-applied antigen to form a second red line (positive) at a designated point on the lower portion of the strip. In the absence of specific antibodies, a second line does not develop.

         To date, the Company has developed three rapid HIV tests: Sero.Strip HIV, Hema.Strip HIV and Saliva.Strip HIV, and a rapid H. pylori test:
Stat.Simple. The Company has under development several rapid tests for Hepatitis.

         Sero.Strip HIV ("Sero.Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero.Strip is packaged as a multiple-use kit designed for professional health care settings where many patients are tested and specimens may be stored. Results are available in 5 to 15 minutes. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

         Hema.Strip HIV ("Hema.Strip") is a single use test kit that collects, processes and analyzes a minute amount of whole blood to detect HIV antibodies. Sample collection requires only a few seconds. The principles used in the Hema.Strip test strip are identical to that utilized in Sero.Strip; however, an added filter traps red blood cells from the whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

         Saliva.Strip HIV ("Saliva.Strip") is a rapid testing system that collects, processes and analyzes saliva to detect HIV antibodies. Principles of the test strip are similar to that used in Sero.Strip and Hema.Strip. The Company expects to complete development of Saliva.Strip in 1997. The test is currently designed for single use and incorporates Omni-SAL, the Company's saliva collection device. The test is currently designed to obtain results in between 10 and 20 minutes. The Company believes Saliva.Strip's temperature stability is similar to Sero.Strip and Hema.Strip.

         Stat.Simple(R) ("Stat.Simple") is the Company's rapid assay for H. pylori antibody detection. The device is a modification of Hema.Strip HIV and uses whole blood for analysis. Results are available in 5 to 20 minutes. Stat.Simple is currently undergoing pre-clinical data collection in the United States prior to submission for review by the Food and Drug Administration.

         MEDICAL SPECIMEN COLLECTION DEVICES. The Company has commenced production and marketing of three medical specimen collectors: Omni-SAL, Saliva.Sampler and Omni-Swab.

         Omni-SAL is a saliva collection device with a patented volume indicator sold to several commercial companies for use with their laboratory assays for the detection of HIV infection and cigarette smoking. It is also used in research to collect saliva samples for studies of infectious diseases such as Hepatitis, tuberculosis, schistosomiasis and leptospirosis.

         Saliva.Sampler is a saliva collection device cleared for marketing in the United States for the collection of saliva samples for purposes not related to HIV testing.

         Omni-Swab is a sample collection device comprised of a serrated cotton swab with an ejectable head. It is used to collect various body fluids and cells, primarily for the purposes of DNA identification.

         Saliva Filter is a component of the Omni-SAL and Saliva.Sampler that extracts saliva from the devices' collection pads and also removes debris from the samples. Due to limited production capability, the Company does not currently manufacture Saliva Filter and thus, has elected to use filters of other manufacturers for the Omni-SAL and Saliva.Sampler.

PRODUCT DEVELOPMENT

         The Company is currently engaged in the development of rapid immunoassays to detect antibodies to Hepatitis. In 1996, the Company entered into a codevelopment agreement for rapid Hepatitis tests with a European vaccine manufacturer, which supplies antigen to the Company for product development. If a product is ultimately developed, the Company will jointly market such product and share profits on sales with its European partner.

         In 1996, the Company also entered into a development agreement with US Naval Research Unit No. 2 in Bethesda, Maryland to develop rapid tests for certain tropical diseases, including dengue fever, leptospirosis, schistosomiasis, and scrub typhus, to which US Naval personnel are exposed in overseas assignments. Under the agreement, the Company will use antigen supplied by the US Navy to develop the tests, while the Navy will provide laboratory space and staff devoted to the project. When the Company commences work under this development agreement, it is obligated to provide remuneration of up to $19,000 annually to the Navy in exchange for its services.

The Company has conducted preliminary research that indicates its rapid test format may be expanded to detect other diseases, such as tuberculosis, measles, malaria, rubella, tetanus, herpes, chlamydia, mumps, influenza, parvovirus, pertussis, certain cancers, tumor markers and cardiac disease. Additionally, the Company believes that, in many cases, its tests may be able to use saliva for analysis as well as blood and serum, although research has not been completed on this.

         The Company has received an Investigational Device Exemption for Omni-SAL from the FDA which allows the Company to conduct clinical trials in the United States for the purposes of determining whether Omni-SAL may be used for collecting saliva samples for HIV testing in conjunction with certain laboratory assays. The Company is considering partnering relationships to enable it to pursue such regulatory approval and subsequently to market Omni-SAL in the United States as part of a home collection testing system for HIV infection.

         The Company expended approximately $1,040,000 and $903,000 in research and development costs, respectively, in fiscal years 1996 and 1995. (See Note 1 of Notes to Consolidated Financial Statements contained in Item 7).

MARKETING, SALES AND DISTRIBUTION

         The Company is currently marketing its medical specimen collection devices (Omni-SAL, Saliva.Sampler and Omni-Swab) in many countries and is currently marketing two of its three HIV rapid tests (Sero.Strip HIV and Hema.Strip HIV) outside the United States. These HIV rapid tests are not yet approved for marketing in the United States. The Company believes Saliva.Strip HIV and Stat.Simple will be ready for marketing outside the United States in 1997.

         The Company has directed its initial primary marketing and distribution efforts for its HIV-related products to international markets, principally in Asia, Latin America, Eastern Europe, the Middle East and Africa. The reported success in 1996 of certain therapies for AIDS and HIV infection, such as protease inhibitors and immune boosters, has caused the Company to include the United States in its primary marketing strategy. Despite the lower rate of HIV infection in the United States, the Company believes the reported benefits of early medical intervention for those who can afford treatment will spur demand for HIV test products in the United States. Sales of the Company's HIV-related products in the United States are subject to obtaining FDA approval. (See "Manufacturing and Supply" and "Regulation--Domestic Regulation", below.) The Company intends to file with the FDA for approval of its HIV products in 1997, and is seeking an alliance with a strategic partner for marketing and distribution of such products in the United States.

         For international distribution of its products, the Company's strategy has been to form direct relationships with in-country distributors of medical products for both distribution and assistance in obtaining local regulatory approval. This strategy proved satisfactory in smaller countries and in Brazil and Russia but was less so in other markets, such as China, Thailand and Mexico. In 1996, the Company appointed its first Sales and Marketing Director to represent the Company internationally.

         In March 1994, the Company granted a non-exclusive, worldwide license to Orgenics, Ltd., an Israeli corporation ("Orgenics"), pursuant to which Orgenics may make or have made diagnostic products incorporating the Company's Omni-SAL technology, and may use, sell, or license such products worldwide (the "License Agreement"). The License Agreement expires the later of January 31, 2111 or the date on which any patents for the Omni-SAL technology expire. Orgenics has paid the Company an initial licensing fee of $200,000 and will pay 4% royalties on sales of Orgenics' products which incorporate the Company's Omni-SAL technology. In the event the Company ceases production of Omni-SAL, Orgenics, Ltd. has the option, pursuant to the License Agreement, to purchase from the Company the molds and equipment necessary to produce Omni- SAL and would thereafter pay to the Company 6% royalties on sales of Omni-SAL products produced and sold by Orgenics, Ltd. The Company understands that Orgenics is not currently exploiting its rights under the Company's license.

         In January 1997, the Company signed a letter of intent to enter into a distribution agreement with BioChem ImmunoSystems, Inc., a division of BioChem Pharma, Inc., a Montreal-based conglomerate with significant international sales in infectious disease therapies and diagnostics, for international distribution of the Company's rapid tests for HIV infection. BioChem ImmunoSystems, Inc. is a Canadian research and development organization specializing in the manufacture of diagnostic products. With the support of BioChem Pharma, Inc., BioChem ImmunoSystems, Inc. has become a major international distributor of diagnostics products, currently distributing products in over 70 countries

         In November 1996, the Company signed a letter of intent to enter into a distribution agreement with another Canadian company, Advanced Pathology Services Canada, Inc. ("APS Canada"), for distribution of the Company's products in selected geographic regions outside the United States. APS Canada is a division of The APS Group of Companies, based in London, England. APS Canada provides specialized human and veterinary medical testing services and maintains a laboratory exclusively devoted to saliva testing.

         In a separate letter of intent, BioChem ImmunoSystems Inc. and APS Canada agreed to coordinate their distribution efforts for the Company's products and to assist the Company in obtaining regulatory approvals for its products in each of their respective distribution territories.

         The Company has submitted certain of its products for evaluation to the World Health Organization ("WHO"), a division of the United Nations that maintains an inventory of medical goods for impoverished nations and non-governmental health organizations. Certain smaller countries without their own regulatory agencies rely on results of WHO evaluations as part of their approval of products for use and sale in their countries. In 1996 the Company bid for a contemplated bulk purchase by WHO of the Company's Sero.Strip HIV. Three other companies with similar products also submitted bids; no decision has been made to date by WHO.

         Sales to three customers, Fitzco, Inc., Osborn Laboratories and Beacon Diagnostics, Inc. accounted for 21%, 19%, and 11% respectively, of total product sales in 1996. Sales to Fitzco, Inc. and Osborn Laboratories accounted for 50% of total revenues in 1995. The loss of sales to Fitzco, Inc., Osborn Laboratories and Beacon Diagnostics, Inc. could have a material adverse effect on the Company's financial condition and results of operations. (See Note 10 of Notes to Consolidated Financial Statements.)

         The Company has limited marketing resources. Achieving market acceptance will require substantial marketing efforts and capabilities. The Company relies in large part on forming partnerships with other companies for marketing and distribution of its products. There can be no assurance that the Company will form alliances with potential distributors or that these distributors will be successful in promoting the Company's products.

MANUFACTURING AND SUPPLY

         Omni-SAL is manufactured and distributed from the Company's manufacturing facility in Singapore, while Omni-Swab and Saliva.Sampler are manufactured at MML Diagnostic Packaging, Inc. ("MML") in the United States and distributed by the Company. Sero.Strip HIV and Hema.Strip HIV are also manufactured and distributed from the Company's facility in Singapore. Manufacturers, if located in the United States or if manufacturing products which are to be sold in the United States, must comply with the FDA's good manufacturing practices ("GMP") and pass pre-approval inspections by the FDA and periodic GMP inspections. The Company has been advised by MML that MML is in compliance with GMP and other FDA regulations.

         The Company believes that most components used in the manufacture of its current and proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. The Company believes, however, that certain components are available only from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components.

         In 1996, the Company began to design and build equipment for automated production of its rapid tests at its Vancouver, Washington facility in the United States. The Company believes such equipment will be fully installed and functioning by May 1997, and believes it can reach full capacity of an estimated three to six million tests manufactured per year (depending upon demand for the products and the number of work shifts) later in 1997. The Company believes it will be able to increase its capacity further if needed. The Company is required to meet certain conditions, including compliance with FDA requirements (such as GMP), in order to manufacture its tests at its Vancouver facility and to export its products from there. The Company is currently addressing compliance with those requirements.

         As a result of the Export, Reform and Enhancement Act of 1996, a company may manufacture products that have not yet received FDA approval for sale in the United States within the United States for export to regions outside the United States as long as such products have been approved by a country designated by the FDA to be a "Tier One" country. In order for the Company to export its HIV test products from its Vancouver facility to countries outside the United States, the Company must obtain approval of its product from a Tier One country and then must notify the FDA of such approval and of all intended countries of export. The Company believes it can obtain such approval for its Omni-SAL and Sero.Strip products which have already been approved in England, an FDA-designated Tier One country. The Company has also recently submitted Hema.Strip for approval in England.

         In addition, the Company's manufacturing facility will be subject to FDA regulations for GMP. If these conditions are met, the FDA will allow the Company to export the medical device to countries outside the United States. Additionally, the Company may be required to obtain permits in the countries where the products are intended for distribution. Approval pursuant to the Export, Reform and Enhancement Act of 1996 does not allow the Company to sell those products within the United States. The Company must obtain separate FDA approvals for sales within the United States. (See "Regulation- Domestic Regulation", below).

REGULATION

         DOMESTIC REGULATION

         FOOD AND DRUG ADMINISTRATION. In the United States, under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacture, testing, and marketing of medical devices that are made or distributed domestically. The Company's domestically made and/or distributed products have received FDA clearance for domestic distribution for certain limited purposes. These include Omni-Swab and Saliva.Sampler. (See also "Manufacturing and Supply", above.) The Company has not yet initiated activities for FDA approval of its products that are manufactured and distributed outside the United States.

         All medical devices are categorized by the FDA as Class I, Class II, or Class III. Class I devices are subject only to general control provisions of the FDC Act, such as purity, labeling and GMP. Class II devices are required to also ensure reasonable safety and efficacy through performance standards and other controls. Class III devices must, in addition to fulfilling all other provisions of the FDC Act, meet extensive and rigorous FDA standards that may require clinical trials.

         A manufacturer of medical devices which can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a premarket approval application ("PMA") can seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification ("510(k) Notice"). The 510(k) Notice may have to be supported by various types of information, including performance data, indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

         The Company is pursuing several strategies for initiating FDA review of its products not already approved or cleared for domestic distribution. These strategies include alliances with other companies and selling limited licensing rights to the Company's products to companies who agree to seek FDA approval for them. The Company may also directly apply for FDA approval of those products.

         In 1994, the FDA classified Omni-Swab as a Class I medical device. In May 1995, in response to a 510(k) Notice made by the Company, the FDA approved Saliva.Sampler as a Class II device, accepting the Company's contention that, under the 510(k) application guidelines, Saliva.Sampler demonstrated "substantial equivalency" to other non-saliva collection devices already in use for general purposes.

         The Company believes that all of its HIV products would, if submitted to the FDA, fall under the Class III category of medical devices. This includes the Company's saliva collection device,

Omni-SAL, if marketed as a specimen collection device for HIV testing. The Company believes its proposed assay for H. pylori, however, could be approved as a Class II device. There is no assurance that the Company's position with respect to these products will prevail with the FDA.

         If human clinical trials of a proposed device are required, and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") with the FDA prior to commencing human clinical trials. The IDE must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of Investigational sites and are limited to the number of subjects approved by the FDA.

         The Company has generated supporting data for its immunoassays for diseases and conditions such as HIV infection, schistosomiasis and H. pylori.

         In 1994, the FDA granted the Company's request to classify Omni-SAL under the IDE provisions of the FDC Act, allowing the Company to manufacture and distribute Omni-SAL for the limited purpose of demonstrating the efficacy of using saliva as a diagnostic medium for HIV antibody testing.

         In 1995, the FDA authorized the Company to begin clinical trials in the United States to determine whether Omni-SAL could be used as a saliva collection device for HIV testing in conjunction with certain laboratory assays. The Company has not conducted any clinical trials for Omni-SAL in the United States, although preclinical data has been generated for the device in the United States and foreign countries. The Company would be required to use other, FDA-approved confirmatory testing procedures during the trials.

         If and when the Company's products are approved by the FDA, they will be subject to continuing regulation by the FDA and state and local agencies. The FDA has established a number of requirements for manufacturers, including GMP (see discussion above), and requirements regarding labeling and reporting. The failure to comply with these requirements can result in regulatory action, including warning letters, product seizure, injunction, product recalls, civil fines and prosecution. An FDA enforcement action could have a material adverse effect on the Company. To date, the Company has not been the subject of any FDA enforcement actions. The FDA also audits clinical studies for compliance with applicable requirements.

         CLINICAL LABORATORY IMPROVEMENT ACT. In 1988, Congress passed the Clinical Laboratory Improvement Act ("CLIA '88"). CLIA '88 greatly expanded the number of laboratories that are subject to regulation. CLIA '88 sets forth performance standards that apply to subject laboratories. In February 1992, final regulations implementing CLIA '88 were issued. The Company believes these complex regulations may have a significant effect on diagnostic testing in the United States.

         While it is difficult to predict the ultimate impact of CLIA '88 on the Company, it is possible that it may make it more costly and difficult for physicians to operate their own office laboratories, resulting in closure of some of these small private laboratories. This may reduce demand for some of the Company's products.

New guidelines established by the FDA to implement CLIA '88 may also require the Company to generate additional testing data to support a PMA or 510(k) Notice.

         OVERSEAS REGULATION AND DISTRIBUTION.

         Regulatory approval for medical devices vary from country to country. Some countries do not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. The Company has submitted Sero.Strip to WHO for evaluation, and intends to submit its other HIV tests to WHO as well. Evaluation by WHO of Sero.Strip has been completed.

         The following lists the Company's products, where the products are distributed and where regulatory approval is pending if required.

         1. Omni-SAL is being distributed or has been approved as a sample collection device for HIV testing and other uses in the following countries:
Argentina, Bahamas, Brazil, Canada, China, Denmark, England, Finland, Greece, Ireland, Israel, Luxembourg, Mexico, Malaysia, New Zealand, Norway, Peru, Philippines, Singapore, Switzerland, Thailand, and Turkey. The Company has submitted Omni-SAL for approval as a sample collection device for HIV testing and other uses in France and South Africa, and plans to apply for approval in several other European and Middle Eastern nations.

         2. Omni-Swab is distributed in the United States and in many of the countries in which Omni-SAL is distributed.

         3. Saliva.Sampler is distributed mainly in the United States.

         4. Sero.Strip was approved for use and sale in Russia by the Russian Ministry of Health in 1996, and has received a certificate of free sale from Singapore, where it is manufactured, which allows Sero.Strip to be manufactured in Singapore and exported to other countries. Sero.Strip is also approved in the United Kingdom. It is currently being distributed in Brazil, Malaysia, and Turkey. Sero.Strip is pending approval (where needed) in other Asian, European, and Latin American countries. The Center for Disease Control in Atlanta, Georgia has concluded a preliminary study using Sero.trip and ordered more of the tests for research use in Atlanta and epidemiological purposes overseas.

         5. Hema.Strip has been approved for use and sale in Russia, is pending approval in India and the United Kingdom, and is being evaluated by several health institutes in Malaysia. In April 1996, Hema.Strip received a certificate of free sale from Singapore. Like Sero.trip, Hema.Strip can be manufactured in and distributed from Singapore to other countries. The Company intends to submit Hema.Strip to many if not all of the regions where its other products are distributed or pending approval.

         6. Saliva.Strip is in final stages of development in its current form. When completed, the Company intends to submit the device for approval (if needed) and distribution in the same areas where its other products are sold. There is no assurance, however, that any such approvals will be timely obtained or obtained at all.

         7. Stat.Simple is currently undergoing preclinical data collection in the United States prior to its submission for review by the FDA.

COMPETITION

         The saliva and blood-based collection and diagnostic testing market is highly competitive. As the advantages of rapid and saliva-based tests have become apparent, more companies have entered the field, including ChemTrak, Inc., Quidel, Inc., Trinity Biotech PLC, Epitope, Inc., and several universities and research institutes. The Company expects that competition will increase as the advantages of saliva-based testing become more widely recognized.

         Many of the Company's competitors are more established, benefit from greater name recognition and have significantly greater financial, technological, production and marketing resources than the Company. The market acceptance of certain competing products that are based on different technologies or approaches could have the effect of reducing the size of the market for the Company's products, resulting in lower prices and erosion of the Company's gross profit.

         In the biotechnology industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company can keep pace with such changes or avoid product obsolescence.

INTELLECTUAL PROPERTY

         The Company has applied for patents in the United States and other countries on certain aspects relating to Omni-SAL, a saliva collection device, and Omni-Swab, a medical specimen collection device. To date, nine such patents have been awarded, four in the United States, and five in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protections in the United States and other countries for certain aspects relating to its collection devices and rapid test technology. No assurance can be given that patents will be issued to the Company pursuant to its patent applications in the United States and abroad, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection.

         The Company also depends on trade secrets and proprietary information to protect much of the technology that it has developed. The Company has entered into confidentiality agreements with its employees, certain third party suppliers, potential customers, joint venture partners, distributors and consultants. Despite such efforts, there can be no assurance that such confidentiality and the protection it may afford can be maintained.

         The Company believes that patent and trade secret protection are important to its business. However, the issuance of a patent and the existence of trade secret protection does not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent manufacture or sale of the patented products in other countries. The issuance of a patent to the Company is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Additionally, trade secret protection does not prevent independent discovery and exploitation of a secret product or technique by other parties.

         A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to the Company's area of product development. To the extent such efforts are successful, the Company may be required to obtain licenses in order to accomplish certain of its product strategies. There can be no assurance that such licenses will be available to the Company or available on acceptable terms. The Company is aware of certain filed patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

EMPLOYEES

         As of December 31, 1996, the Company employed forty full-time persons, including eight engaged in research and development, three in regulatory affairs, sixteen in manufacturing, four in sales and marketing, and nine in administration. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

         The Company's executive offices and laboratory facility are located at 11719 NE 95th Street, Vancouver, Washington in an approximately 10,500 square foot facility. The premises are occupied pursuant to a lease with an unaffiliated party which expires in August 2002.

         The Company leases from an unaffiliated party approximately 4,500 square feet in Singapore which it uses for offices and manufacturing facilities. The lease, which was set to expire in June 1997, has been extended to May 1998.


ITEM 3. LEGAL PROCEEDINGS

         Hardy v. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut in August 1994 by Mr. Luc Hardy, a former director and officer of the Company. The complaint alleges several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices. The complaint seeks damages and punitive damages in an unspecified amount. The Company believes this complaint is without merit as it believes Mr. Hardy was terminated for cause. The Company intends to vigorously defend itself. Discovery has been completed and a motion to dismiss various aspects of the complaint, and all claims against the individual defendants, is now pending.

         Meritxell Ltd. v. Saliva Diagnostic Systems, Inc., filed in the United States District Court for the Southern District of New York, involves a dispute with respect to the conversion rate of a convertible debenture issued to Meritxell by the Company. The Company believes the suit is without merit inasmuch as it believes the plaintiff failed to comply with the terms of the convertible debenture at the time of conversion. Plaintiff is seeking damages in an unspecified amount. Discovery is ongoing and management of the Company intends to vigorously defend the Company.

         In January 1997, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Mr. Ronald Lealos, former CEO of the Company. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was recently dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company currently in the process of being documented.

         Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending or have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Small Cap Market under the symbol "SALV." The following table sets forth the high and low bid quotations as reported by the Nasdaq Small Cap Market for the periods indicated. The market quotations represent prices between dealers, do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                           High        Low
                                           -----      -----
                      1996

                      First Quarter        $2.44      $0.47
                      Second Quarter        5.00       1.63
                      Third Quarter         3.13       1.31
                      Fourth Quarter        2.34       1.06

                      1995

                      First Quarter        $2.88      $0.56
                      Second Quarter        4.13       2.31
                      Third Quarter         4.50       2.81
                      Fourth Quarter        3.19       0.69

         Warrants to purchase approximately 1.4 million shares of the Company's common stock at $3.00 per share, which expire on June 30, 1997, trade on the Nasdaq Small Cap Market under the symbol "SALVW".

         There were approximately 401 shareholders of record of the Company's common stock at March 15, 1997. The Company believes there are approximately 9,148 beneficial owners of the Company's common stock. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

         If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on Nasdaq and the common stock could be subject to removal from the Nasdaq system. Trading, if any, in the common stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's securities were removed from the Nasdaq system, they would be subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system, if it were to occur, could affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $21,914,246 at December 31, 1996. Such losses are expected to continue through at least 1997. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. (See "Business- General" and Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist primarily of product sales and license revenue. Revenues from product sales increased 37% to $715,800 in 1996 from $522,800 in 1995. The increase in product sales revenue was primarily attributable to increased sales of Omni-SAL, Omni-Swab, Sero.Strip HIV and Hema.Strip HIV. License revenue decreased to $25,000 in 1996 from $60,000 in 1995. The decrease in license revenue was attributable to fewer licensing agreements in 1996.

COST OF PRODUCTS SOLD. Costs of products sold increased to $472,100 (66% of product sales) in 1996 from $149,600 (29% of product sales) in 1995. Cost of products sold increased as a percentage of product sales resulting from additional costs to produce the products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses increased 15% to $1,040,000 in 1996 from $903,000 in 1995, primarily as a result of expanded R&D for product development for Saliva.Strip HIV, Stat.Simple (a H. pylori rapid test) and rapid tests for Hepatitis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased slightly to $3,911,600 in 1996 from $3,608,400 in 1995, primarily as a result of increased workforce and facilities.

INTEREST EXPENSE AND LOAN FEES. Interest expense and loan fees decreased to $28,000 in 1996 from $557,700 in 1995, primarily as a result of the Company engaging in fewer financial loan transactions requiring fees and interest.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. (See Note 7 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from private sales of convertible debentures in 1992 through 1995 and 1997, proceeds from private placements of common stock in 1994 and 1995, and the exercise of common stock purchase warrants and stock options in 1996.

         Cash used in operating activities in 1996 was $4,065,470. This was primarily a result of a net loss of $5,152,399, and adjustments for depreciation and amortization and the write-off of goodwill. (See Note 3 of Notes to Consolidated Financial Statements.)

         Cash used in investing activities in 1996 was $453,400. This was primarily a result of the placement of restricted cash as collateral for bank borrowings, and purchase of manufacturing equipment. The Company has no material commitments for the capital expenditures at December 31, 1996.

         Cash provided by financing activities in 1996 was $2,607,000. This was primarily a result of proceeds of $2,547,400 from the exercise of options and warrants to purchase common stock.

         In 1995, the Company purchased the minority interest in its 90% owned subsidiary, SDS Asia and the minority interest in SDS Asia's 83% owned subsidiary. Excess purchase price over net assets acquired of $600,000 was recorded. At December 31, 1996, the Company recorded a charge of $540,000, which represented the balance of the goodwill associated with this transaction. (See
Note 3 of Notes to Consolidated Financial Statements.)

         The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products.

         In March 1997, the Company raised net proceeds of $1,370,000 from the private sale of 7.5% convertible debentures due February 28, 1999 (the "Debentures"), pursuant to a Regulation D offering on terms as specified in the Convertible Securities Purchase Agreement (the "Agreement"). Holders of the Debentures have the right to convert up to (i) 33 1/3% of the Debentures at any time from and after the 90th day following the date of the Debentures, (ii) 66 2/3% of the Debentures at any time from and after the 120th day following the date of the

Debentures and (iii) 100% of the Debentures at any time from and after the 150th day following the date of the Debentures. The number of shares of the Company's common stock issuable upon conversion is determined by the conversion price defined in the Agreement as the lesser of 115% of the Company's common stock market price at issuance of the Debenture (i.e., $2.0125 per share) or 80% of the Company's common stock market price at conversion of the Debenture. In the event the current market price of the Company's common stock falls below $0.70 per share, the Company may, at its option, redeem all or part of the Debentures for 125% of the principal amount of the Debenture plus all accrued and unpaid interest thereon.

         The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Hollander, Gilbert & Co. are included in this report as follows:

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


Report of Independent Auditors                                              F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995                F-2

Consolidated Statements of Operations -                                     F-3
  For the Years Ended December 31, 1996 and 1995

Consolidated Statement of Stockholders' Equity -                            F-4
  For the Years Ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows -                                     F-5
  For the Years Ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements                                  F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Saliva Diagnostic Systems, Inc.

We have audited the accompanying consolidated balance sheets of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       Hollander, Gilbert & Co.

Los Angeles, California
March 21, 1997

                                 SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1996 AND 1995
                                                                                          1996            1995
                                                                                      ------------    ------------
                                                      ASSETS
CURRENT ASSETS
    Cash ..........................................................................   $    776,380    $  2,688,014
    Accounts receivable ...........................................................        178,436          43,291
    Inventories (Note 4) ..........................................................        268,431         300,161
    Prepaid expenses ..............................................................         34,425          28,956
                                                                                      ------------    ------------

        TOTAL CURRENT ASSETS ......................................................      1,257,672       3,060,422
                                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, Net (Note 5) ..............................................        493,649         470,593
                                                                                      ------------    ------------
OTHER ASSETS
    Deposits ......................................................................        188,647          70,019
    Restricted cash (Note 8) ......................................................        120,500
    Patents and trademarks, net of accumulated
      amortization of $39,183 in 1996 and $29,983 in 1995 .........................        117,733         127,057
    Goodwill, net of accumulated amortization
      of $15,000 in 1995 (Note 3) .................................................                        585,000
    Prepaid loan fees (Note 6) ....................................................                         45,367
                                                                                      ------------    ------------
        TOTAL OTHER ASSETS ........................................................        426,880         827,443
                                                                                      ------------    ------------
                                                                                      $  2,178,201    $  4,358,458
                                                                                      ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses .........................................   $    818,073    $    500,078
    Accrued interest payable ......................................................         68,240          49,703
    Current portion of long-term debt and
      obligations under capital leases (Note 8) ...................................         35,057          15,869
    Convertible debentures (Note 6) ...............................................                      2,785,000
                                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES .................................................         21,370       3,350,650
                                                                                      ------------    ------------
LONG-TERM DEBT AND OBLIGATIONS UNDER
  CAPITAL LEASES, net of current portion (Note 8) .................................         96,199          30,497
                                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Note 6)
    Common stock - authorized 25,000,000 shares, $.01 par value,
      issued and outstanding 22,040,785 in 1996 and 13,126,366 in 1995 ............        220,408         131,264
    Additional paid-in capital ....................................................     22,998,552      17,726,578
    Note receivable related to sale of stock ......................................        (83,825)        (83,825)
    Cumulative foreign translation adjustment .....................................        (60,257)        (34,859)
    Accumulated deficit ...........................................................    (21,914,246)    (16,761,847)
                                                                                      ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY ................................................      1,160,632         977,311
                                                                                      ------------    ------------
                                                                                      $  2,178,201    $  4,358,458
                                                                                      ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996            1995
                                                   ------------    ------------

REVENUES
        Product sales ..........................   $    715,780    $    522,814
        Technology licensing income ............         24,870          59,855
        Other fees and interest income .........         99,418          38,630
                                                   ------------    ------------

           TOTAL REVENUES ......................        840,068         621,299
                                                   ------------    ------------


COSTS AND EXPENSES
        Cost of product sold ...................        472,142         149,629
        Research and development ...............      1,040,057         903,386
        Selling, general and administrative ....      3,911,587       3,608,353
        Write-off of Goodwill ..................        540,000
Interest expense and loan fees .................         28,681         557,701
                                                   ------------    ------------

           TOTAL COSTS AND EXPENSES ............      5,992,467       5,219,069
                                                   ------------    ------------

NET LOSS .......................................   $ (5,152,399)   $ (4,597,770)
                                                   ============    ============

NET LOSS PER SHARE .............................   $      (0.26)   $      (0.46)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSANDING ............................     20,100,000       9,900,000
                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                                          SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                     Common Stock                     Note     Cumulative
                                              ----------------------  Additional   Receivable    Foreign
                                                 Shares                Paid-in      (Sale of   Translation  Accumulated
                                              Outstanding    Amount    Capital       Stock)     Adjustment     Deficit     Total
                                              -----------  ---------  -----------  ----------  -----------  ------------  ---------

BALANCE, December 31, 1994 .................    6,304,332  $  63,043  $12,434,356  $  (83,825) $   (32,644) $(12,164,077) $ 216,853

Sale of common stock in private offerings ..    3,715,000     37,150    1,935,350                                         1,972,500
Issuance of shares to officer for
  compensation..............................      230,000      2,300      127,700                                           130,000
Convertible debentures converted into
  common shares ............................    1,726,572     17,266      945,234                                           962,500
Issuance of warrants to consultants ........                              780,000                                           780,000
Issuance of options in settlement
agreement ..................................                               88,750                                            88,750
Issuance of shares to consultants ..........      100,000      1,000      149,000                                           150,000
Options exercised ..........................      170,000      1,700      154,300                                           156,000
Underwriter's warrants exercised ...........      180,462      1,805      268,888                                           270,693
Consulting warrants exercised ..............      250,000      2,500      247,500                                           250,000
Issuance of shares to acquire minority
  interest in subsidiaries .................      450,000      4,500      595,500                                           600,000
Foreign translation adjustment .............                                                        (2,215)                  (2,215)
Net loss for the year ......................                                                                  (4,597,770)
                                               ----------  ---------  -----------  ----------  -----------  ------------  ---------

BALANCE, December 31, 1995 .................   13,126,366    131,264   17,726,578     (83,825)     (34,859)  (16,761,847)   977,311

Warrants exercised .........................    2,580,861     25,807    2,444,711                                         2,470,518
Options exercised ..........................      104,750      1,048       75,802                                            76,850
Issuance of shares in settlement agreement .       16,500        166       53,584                                            53,750
Convertible debentures payable converted
  into common shares .......................    6,212,308     62,123    2,697,877                                         2,760,000
Foreign translation adjustment .............                                                       (25,398)                 (25,398)
Net loss for the year ......................                                                                 (5,152,399)
                                              -----------  ---------  -----------  ----------  -----------  -----------  -----------

BALANCE, December 31, 1996 .................  22,040,785     220,408  $22,998,552  $  (83,825) $   (60,257) $(21,914,246)$1,160,632
                                              ==========   =========  ===========  ==========  ===========  ============ ==========

          See accompanying Notes to Consolidated Financial Statements.

                    SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                                1996          1995
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................   $(5,152,399)   $(4,597,770)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
        Cumulative foreign translation adjustment .......       (25,398)        (2,215)
        Depreciation and amortization ...................       290,929        749,750
        Expenses satisfied with issuance of shares ......        53,750      1,148,750
        Write-off of goodwill ...........................       540,000
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable ...      (135,145)         3,748
           (Increase) decrease in inventories ...........        31,730       (207,561)
           (Increase) decrease in prepaid expenses ......        (5,469)       (28,956)
           Increase (decrease) in accounts payable
             and accrued expenses .......................       336,532        (65,317)
                                                            -----------    -----------
         NET CASH USED BY OPERATING ACTIVITIES ..........    (4,065,470)    (2,999,571)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Placement of restricted cash ........................      (120,500)
    Patents and trademarks ..............................           124         (4,310)
    Deposits ............................................      (118,628)        (5,863)
    Purchase of equipment ...............................      (214,418)      (118,295)
                                                            -----------    -----------
           NET CASH USED BY INVESTING ACTIVITIES ........      (453,422)      (128,468)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Convertible debentures ..............................                    3,128,900
    Repayments of convertible debentures ................       (25,000)       (37,500)
    Sale of stock - private placement and exempt offering                    1,972,500
    Proceeds from long-term debt ........................       109,476
    Repayment of long-term and obligations
      under capital leases ..............................       (24,586)       (20,971)
    Stock warrants and options exercised ................     2,547,368        676,693
                                                            -----------    -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES ....     2,607,258      5,719,622
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH .........................    (1,911,634)     2,591,583
CASH BALANCE, Beginning of period .......................     2,688,014         96,431
                                                            -----------    -----------
CASH BALANCE, End of period .............................   $   776,380    $ 2,688,014
                                                            ===========    ===========

INTEREST AND LOAN FEES PAID .............................   $    10,144    $   565,035

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Shares issued in lieu of fees and expenses ..........   $    53,750    $ 1,148,750
    Acquisition of minority interest ....................                  $   600,000

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business - The Company is primarily engaged in the development, manufacture and marketing of rapid immunoassays for use in the detection of infectious diseases and other conditions. The Company has also developed and distributes medical specimen collection devices.

   Principles of Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. As a result of its review, the Company wrote-off goodwill at December 31, 1996 in the amount of $540,000.

   Stock-Based Compensation - The Company has adopted the disclosure-only provisions of SFAS No. 123, which retains the original accounting prescribed by APB Opinion No. 25. As a result, options granted at fair value will not result in charges to earnings. Disclosures are made, however, of compensation costs determined under SFAS No. 123's fair value methodology.

   Inventories - Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

   Property and Equipment - Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the asset. Useful lives are generally as follows;

               Office furniture & equipment        5 to 7 years
               Machinery and Equipment             7 years
               Exhibits                            7 years
               Vehicles                            5 years

   Patents and Trademarks - The costs of patents and trademarks are being amortized on the straight line method over a 17 year life.

   Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over ten years.

   Product Liability - The Company has not established any allowance for product liability at present because of the limited distribution of its product and limited history which reflect no instance of problems with liability.

   Income Taxes - The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   Loss Per Share - Loss per share is based upon the weighted average number of common shares and common share equivalents outstanding during the periods. Common share equivalents are not included as they are anti-dilutive.

   Revenues - The Company derived revenues from two sources: sale of product and licensing. Revenues are recognized as the service or product has been delivered.

   Research and Development - Research and development expenditures include those costs associated with the Company's own on-going research and development activities. All research and development costs are expensed as incurred.

   The Company has entered into various informal arrangements with certain laboratories/manufacturers of assay kits whereby these laboratories/manufacturers will share certain unspecified costs of research and development. However, the Company has no obligation to perform research and development for these entities.

   Currency Fluctuations - Foreign currency transactions and financial statements are to be translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions, which are insignificant, are included in income currently.

   Reclassifications - Certain 1995 balances have been reclassified to conform with the current year's presentation.

2. GOING CONCERN

   Significant Operating Losses - Accumulated Deficit - The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $21,914,246 and $16,761,847, at December 31, 1996 and December 31, 1995, respectively. Such losses are expected to continue through 1997 and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

   Significant Capital Requirements - Need for Additional Financing - The Company's capital requirements have been and will continue to be significant. The Company has been dependent on private placements of its debt and equity securities and on a public offering of securities in March 1993 to fund such requirements. The Company is dependent upon its other efforts to raise capital resources, including proceeds received from the exercise of Warrants to finance the cost of manufacturing, marketing and conducting clinical trials and submissions for FDA approval of its products and continuing the design and development of the Company's new products which utilize its rapid testing format. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources currently available to the Company. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to permit the Company to implement or continue its programs. The Company has no current arrangements with respect to, or sources of, additional financing and there can be no assurance that such financing will be available on commercially reasonable terms or at all. It is not anticipated that any of the officers, directors or shareholders of the Company will provide any portion of the Company's future financing requirements. (See Note 11).

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

3. ACQUISITIONS

   On September 30, 1995, the Company purchased the minority interest in its 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. and the minority interest in Asia's 83% owned subsidiary. The Company issued 350,000 shares of its common stock valued at $500,000 to a director/stockholder of the foreign subsidiaries and

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   100,000 shares to unrelated stockholder valued at $100,000. The assets acquired were valued at fair market value based on the estimates of the management of the Company which approximate the adjusted fair market value of the shares issued.

   The transaction was accounted for as a purchase and resulted in an excess of purchase price over net assets acquired of $600,000. Amortization of goodwill amounted to $45,000 in 1996 and $15,000 in 1995. At December 31, 1996, the
   Company assessed the recoverability of the Goodwill that resulted to the write-off of the Goodwill in the amount of $540,000.

   Management of the Company has reviewed the need for the Singapore operations as were originally anticipated and have concluded that use of this location as their primary manufacturing source is no longer required and as such have deemed it appropriate to write off the remaining Goodwill associated with this location.

4. INVENTORIES

   Inventories consisted of the following at December 31, 1996 and 1995:

                                                1996                1995
                                               ------               -----

               Raw materials              $         253,000    $         186,492
               Work in process                        2,495               66,807
               Finished goods                        12,936               46,862
                                          -----------------    -----------------
                                          $         268,431    $         300,161
                                          =================    =================

5. PROPERTY AND EQUIPMENT

   Property and Equipment consisted of the following at December 31, 1996 and 1995:

                                                1996                 1995
                                               ------               -----

   Office Furniture & Equipment           $         114,041    $          76,711
   Machinery, Laboratory Equipment and
       Tooling                                      861,957              806,918
   Leasehold Improvements                            97,582               38,727
   Vehicle                                          181,423              126,388
   Exhibits                                          30,955               60,710
                                          -----------------    -----------------
                                                  1,285,958            1,109,454
   Less: accumulated depreciation and
       amortization                                 792,309              638,861
                                          -----------------    -----------------
                                          $         493,649    $         470,593
                                          =================    =================

6. STOCKHOLDERS' EQUITY

   Increase in Authorized Capital Stock - On February 20, 1997, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of stock from 25,000,000 to 33,000,000 shares.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   Public Offering - In March 1993 the Company closed a public offering in which it sold 1,300,000 shares of its common stock at $6.00 per share and 1,380,000 warrants to purchase 1,380,000 shares of the Company's common stock for $7.20 per share, at $.10 per warrant. The Company received net proceeds of $6,364,630 after expenses related to the offering of $1,573,490. The warrants have been extended to June 30, 1997 and the exercise price has been reduced from $7.20 to $3.00 per share.

   The Company also sold for $120 to the underwriter a five-year warrant to purchase up to 120,000 shares of common stock at $9 per share, exercisable for four years commencing March 3, 1995 at a price of 110% of the public offering price, as adjusted, of the common stock. During 1995, the underwriter exercised a portion of its warrants and purchased 180,462 shares for an aggregate amount of $270,693. During 1996, the underwriter exercised the remaining warrants and purchased 756,361 shares at $1.00 per share. During 1996, the Company granted new warrants to the underwriter to purchase 1,000,000 shares of common stock at $1.00 per share, all of which have been exercised by the underwriter in 1996.

   Note Receivable Related to Sale of Stock - In January 1992 the Company sold to its President, who resigned in December 1996, 366,912 shares of common stock for $92,970. The officer paid $9,145 and issued a note to the Company for $83,825, payable in three years with interest of 6% per annum. These shares were considered outstanding for all periods in the calculation of earnings per share. The note which was originally due December 1994 was extended until December 1995. In December 1995, the Company extended the note for another year (see Note 8).

   Convertible Debentures - During 1992, the Company sold privately $630,000 of its 8% convertible debentures payable in May 1994 to various investors, including $25,000 to an affiliate of the Company. These debentures can be converted into the Company's common stock at a rate of $7.00 per share. In May 1994 certain debenture holders converted $580,000 principal amount of debentures into an aggregate of 580,000 shares of common stock. In November 1995, the Company repaid $25,000 principal amount of debentures including all accrued and unpaid interest. In January 1996, the Company repaid the remaining $25,000 debenture including all accrued and unpaid interest.

   The Company raised $75,000 and $324,500 in 1993 and 1994, respectively, in a combination of common shares, non-negotiable two year 8% convertible debentures convertible at a rate of $2.00 per share after one year from the date of issuance and three year warrant to purchase additional shares of common stock at $3.50 per share. Each $50,000 unit consisted of 12,500 common shares, a $25,000 convertible debenture and a warrant to purchase 5,000 shares of common stock. The Company issued a total of 99,875 shares of common stock and $199,750 convertible debentures and warrants to purchase a total of 39,950 shares of common stock. In July 1994, certain debenture holders converted $149,750 principal amount of debentures into an aggregate of 149,750 shares of common stock. In September 1995, certain debenture holders converted $37,500 principal amount of debentures into an aggregate of 37,500 shares of common stock. In November 1995, the Company repaid $12,500 principal amount of debentures including all accrued and unpaid interest.

   During 1995, the Company sold privately $3,685,000 of its 9% convertible debentures payable on October 31, 1996. The holders of the debentures are entitled, at their option, at any time commencing 45 days after issue to convert any or all of the original principal amount of the debentures into shares of common stock of the Company at a conversion price for each share of common stock equal to seventy percent (70%) of the market price (as defined in the debenture agreement) of the common stock. In December 1995, certain debenture holders converted $925,000 principal amount of debentures into an aggregate of 1,689,072 shares of common stock. The Company incurred $556,100 in loan fees of which $510,733 and $45,367 was charged to expense in 1995 and 1996, respectively. During 1996, certain debenture holders converted $2,760,000 principal amount of debentures into 6,212,308 shares of common stock. All of the convertible debentures in these transactions have been converted to common stock as of December 31, 1996.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   Private Placements - In December 1994 the Company sold 860,000 shares of common stock for an aggregate consideration of $430,000. During 1995, the Company, sold an additional 3,645,000 shares of common stock for $1,802,500, including 200,000 shares issued to its President.

   In November 1995, the Company, in a new private placement, sold 300,000 shares of common stock for an aggregate consideration of $300,000, including 30,000 shares to its President. The units sold included warrants to purchase a total of 450,000 shares of common stock at an exercise price of 50% of the closing bid price of the stock on the exercise date. All of the warrants were exercised in 1996.

   Warrants and Shares Issued to Consultants - During 1995, the Company issued warrants to purchase a total of 650,000 shares of common stock at an exercise price of $1.00 per share for consulting services rendered. The warrants were valued at $1.20 per share. As of December 31, 1996, 327,500 warrants have been exercised.

   In 1995, the Company issued 100,000 shares of common stock to consultants valued at a total of $150,000.

   Settlement Agreements - During 1995, the Company reached a settlement agreement with a director of its subsidiary whereby the Company granted the director options to purchase 100,000 shares of common stock at an exercise price of $.60 per share. The options were valued at a total of $88,750. As of December 31, 1996, all of these options have been exercised.

   During 1996, the Company issued a total of 12,500 shares of common stock valued at approximately $43,750 to certain unrelated individuals to settle a dispute. Also during 1996, the Company issued 4,000 shares of common stock valued at $10,000 as a consideration for extension of a previous note payable to an individual.

   Warrants Issued to Licensee - In March 1994, as a result of entry into a license agreement with Orgenics, Ltd. Orgenics Ltd. was granted a three year option, expiring in March 1997, to purchase up to $1,000,000 of shares of common stock (but not more than 19% of the then-outstanding common stock) at 60% of the average of the closing bid and asked price for the common stock during the ten trading days prior to such purchase.

   Shares Issued to Officer - During 1995, the Company issued 230,000 shares of common stock to its former President valued at $130,000 as additional compensation for the year 1995.

   Stock Option Plans - In March 1992, the Company established a stock option plan (1992 Plan). The 1992 Plan, as amended, covers 350,000 shares of its common stock. Under the terms of the 1992 Plan, the Company is authorized to issue options to employees and directors of the Company or its subsidiaries. Decisions such as grants to employees, the selection of recipients, number of options, the exercise price, duration and other terms, including whether the options shall be incentive stock options as defined by the Internal Revenue Code of 1986 or non-qualified options, are subject to the discretion of the Board of Directors except that the exercise price may not be less than 110% of the fair market value at the time of grant to holders of in excess of 10% of the Company's common stock.

   In addition, the 1992 Plan provides for automatic grants to each non-employee director of the Company of 3,000 shares of common stock at the date of the public offering or, in the case of election to the Board of Directors after consummation of said offering, upon such election at a price of 100% of fair market value of the common stock at the time of grant. The options may be exercised after six months and before five years from the date of grant.

   In July 1994, the Company established a stock option plan (1994 Plan). The 1994 Plan, covers 350,000 shares of its common stock. Under the terms of the 1994 Plan, the Company is authorized to issue incentive and non-statutory stock options to employees, consultants, advisors and/or directors. Options shall be exercisable at the fair market value at the date of the grant except options issued to persons who own in excess of 10% of the Company's stock may be no less than 110% of the fair market value.

   In addition, the 1994 Plan provides for automatic grants to all directors and advisors who are not employees of the Company or its subsidiaries of 3,000 fully vested non-qualified options at the time this Plan was adopted by

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

   the Board or upon election or appointment to the Board, if not a member of the Board at the time this plan was adopted by the Board.

   On March 2, 1995, the Company's Board of Directors granted options to purchase 997,000 shares, including 400,000 shares to its former President, of the Company's common stock to its employees, outside of the above Stock Option Plans. Such options are exercisable on March 2, 1995, at $1.00 per share and expire on March 2, 1998.

   The following table summarizes the stock options activity for the years 1996 and 1995:

                                                    Number       Option Price
                                                  of Shares          Range
                                                  ---------   ------------------

   Outstanding at December 31, 1994 ..........      660,000    $ .60 to $ 6.875
       Options granted .......................      997,000          $1.00
       Options exercised .....................     (170,000)   $ .60 to $ 1.375
       Options expired or canceled ...........      (53,000)   $ 1.00 to $ 6.875
                                                  ---------

   Outstanding at December 31, 1995 ..........    1,434,000    $ .60 to $ 5.50
       Options granted .......................      302,500    $ .43 to $ $ 2.38
       Options exercised .....................     (104,750)   $ .60 to $ 1.00
       Options expired or canceled ...........       (1,000)          $.60
                                                  ---------

Outstanding at December 31, 1996 .............    1,630,750    $ .60 to $ 5.50
                                                  =========

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for options granted in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                 1996                 1995
                                                ------               -----

   Net loss - as reported                $      (5,152,399)   $      (4,497,770)
   Net loss - pro forma                  $      (5,518,599)   $      (5,325,580)
   Loss per common share - as reported   $           (0.26)   $           (0.46)
   Loss per common share - pro forma     $           (0.27)   $           (0.54)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                 1996                 1995
                                                ------               -----

   Expected dividend yield                          0%                   0%
   Expected stock price volatility                150%                 106%
   Risk-free interest rate                          6%                   6%
   Expected life of options - years                 3                    3

   The weighted average fair value of options granted during 1996 and 1995 was $1.21 and $0.73, respectively.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7. INCOME TAXES

   The Company has a net operating loss carryforward of approximately $17.5 million which is available to offset future taxable income, if any, expiring through the year 2011. The Company has not recorded any deferred tax asset as a result of the net operating loss carryforward as it has provided a 100% allowance against this asset.

8. COMMITMENTS AND CONTINGENCIES

   Employment Agreements - The Company has entered into various three year employment agreements with certain officers. These employment agreements provide for minimum annual compensation of between $65,000 and $126,000. In addition, each employment agreement provides for bonuses, cost of living increases, reimbursement of business expenses, health insurance and related benefits.

   In January 1997, a lawsuit was filed by the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was recently dismissed without prejudice as a prerequisite to a settlement agreement between the former President and the Company currently in the process of being documented.

   Long-Term Debt and Obligations under Capital Leases - The Company borrowed $109,476 from a certain bank in 1996. The note carried an interest rate of 6.940% and is payable $2,162.54 per month for 60 months. The note is secured by a time deposit in the amount of $120,500. The Company has acquired vehicles under notes requiring 48 to 60 payments of $1,842 per month including interest at 6% to 10% per annum.

   The following represents the maturity schedule as of December 31, 1996:

          1997                   $ 35,057
          1998                     36,792
          1999                     22,536
          2000                     24,151
          2001                     12,720
                                 --------
          Total                   121,256

          Less current portion     35,057
                                 --------
                                 $ 96,199
                                 ========

   Litigation - A former director and officer of the Company has filed a complaint in Federal court listing several causes of action against the Company and the individual defendants, including breach of employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices. The complaint seeks damages and punitive damages in an unspecified amount. The Company believes this complaint is without merit as the plaintiff was fired for cause and intends to vigorously defend itself.

9. OPERATING LEASES

   The Company leases its offices and laboratory spaces, under operating leases with initial terms of three to seven years. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at December 31, 1996:

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year Ended December 31,
-----------------------
1997                              $199,101
1998                               150,552
1999                               148,180
2000                               153,036
2001                               153,036
Thereafter                         102,024
                                  --------
                                  $905,929

   Rent expense for the years ended December 31, 1996 and 1995 was $301,016 and $237,855, respectively.

10. SEGMENT INFORMATION

   Information about the Company's operations in different geographic areas follows:

                                              1996                 1995
                                         -----------          -----------
         Product sales:
            United States ......         $   393,635          $   317,812
            Asia ...............              79,218               70,696
            United Kingdom .....             242,927              134,306
                                         -----------          -----------
                   Total .......         $   715,780          $   522,814
                                         ===========          ===========

         Operating profit (loss)
            United States ......         $(4,407,954)         $(3,959,955)
                                         ===========          ===========
            Asia ...............            (621,958)            (497,969)
            United Kingdom .....            (122,487)            (139,846)
                                         -----------          -----------
                   Total .......         $(5,152,399)         $(4,597,770)
                                         ===========          ===========
         Identifiable assets
            United States ......         $ 1,687,866          $ 3,342,815
                                         ===========          ===========
            Asia ...............             368,562              955,776
            United Kingdom .....             121,773               59,867
                                         -----------          -----------
                   Total .......         $ 2,178,201          $ 4,358,458
                                         ===========          ===========

   Customer Concentration - During 1996, three customers accounted for approximately 20%, 18% and 11% of total sales, respectively. During 1995, two customers accounted for approximately 40% and 10% of total sales, respectively.


11. BORROWINGS SUBSEQUENT TO YEAR-END

   In March 1997, the Company raised net proceeds of $1,370,000 from private placement of 7.5% convertible debentures. The principal amounts of the debentures are due on February 28, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the captions "Executive Officers of the Registrant" and "Election of Directors" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Executive Compensation and Other Matters" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits included herein:

     EXHIBIT NO.  DESCRIPTION
     -----------  --------------------------------------------------------------

     2.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement No. 33-46648 filed on Form S-1 (the "Form S-1") and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995 (the "1995 10- KSB").

     2.2          Certificate of Amendment, dated February 25, 1997. *

     3.1 Company's By-laws, incorporated by reference to Exhibit 3.1 of the Form S-1.

     4.1          Form of Underwriter's Warrant, incorporated by reference to
                  Exhibit 4.2 of the Form S-1.

     4.2 Warrant issued to Whale Securities Co., L.P. for 1,000,000 shares, incorporated by reference to Exhibit 4.3 to Registration Statement No. 33-95172 filed on Form SB-2 ("Form SB-2").

     10.1 Consulting Agreement, dated May 20, 1996, between the Company and International Business Consultants Limited. *#

     10.2 Consulting Agreement, dated January 27, 1994, between the Company and Duke Van Kalken, incorporated by reference to
                  Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1993 (the "1993 10-KSB"). #

     10.3 Employment Agreement, dated August 9, 1994, between the Company and David Barnes. *#

     10.4         1992 Stock Option Plan, incorporated by reference to Exhibit
                  10.1 of the Form S-1. #

     10.5 1994 Stock Option Plan, incorporated by reference to Exhibit A of the Proxy Statement for the Company's 1994 Annual Meeting.
                  #

     10.6 Lease Agreement, dated June 13, 1994, between Technology Parks Private Limited and Saliva Diagnostic Systems (Singapore) Pte. Ltd., incorporated by reference to Exhibit 10.2 of the 1995 10-KSB.

     10.7 Amendment, dated February 20, 1997, to Lease Agreement, dated June 13, 1994, between Technology Parks Private Limited and Saliva Diagnostic Systems (Singapore) Pte. Ltd. *

     10.8 Lease Agreement between the Company and East Ridge Business Park, incorporated by reference to Exhibit 10.14 on Form S-1.

     10.9 Lease Agreement for additional premises between the Company and East Ridge Business Park, incorporated by reference to
                  Exhibit 10.4 on Form SB-2.

     10.10 Amendment, dated June 14, 1996, to Lease Agreement between the Company and East Ridge Business Park.*

     10.11 License Agreement, dated March 22, 1994, between the Company and Orgenics, Ltd., incorporated by reference to Exhibit 10.7 of the 1993 10-KSB.

     10.12 License Agreement between Saliva Diagnostic Systems, Inc. and Saliva Diagnostic Systems (Singapore) Pte. Ltd., incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994 (the "1994 10-KSB")

     21           List of Significant Subsidiaries, incorporated by reference to
                  Exhibit 21.1 of Form S-1.

     27           Financial Data Schedule. *

---------------

* Filed herewith.

# Denotes officer/director compensation plan or arrangement.

     (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 1997

                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By:  /s/ KENNETH J. MCLACHLAN
                                            ------------------------------------
                                            Kenneth J. McLachlan
                                            President and Chief Executive
                                            Officer (and Director)
                                            (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                            Title                       Date
------------------------  --------------------------------------  --------------

/s/ KENNETH J. MCLACHLAN  Director, President and Chief           March 26, 1997
------------------------  Executive Officer
Kenneth J. McLachlan

/s/ KENNETH J. MCLACHLAN  Chief Financial Officer                 March 26, 1997
------------------------
Kenneth J. McLachlan

/s/ DELORIS SCHNEIDER    Controller                               March 25, 1997
------------------------
Deloris Schneider

/s/ DR. DAVID BARNES     Director                                 March 26, 1997
------------------------
Dr. David Barnes

/s/ DR. HANS VAUTHIER    Director                                 March 26, 1997
------------------------
Dr. Hans Vauthier