Form 10QSB
period 1997-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1997-05-15
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________

                                        Commission File Number : 0-21284



                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                               91-1549305
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)


                              11719 NE 95TH STREET
                              VANCOUVER, WA  98682
              (Address of principal executive offices and zip code)
                                 (360) 696-4800
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                               Yes [X]    No [   ]

The number of shares outstanding of the Registrant's Common Stock as of May 8, 1997 was 22,040,785 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                       Page
                                                                      ----

     Item 1.   Financial Statements

               Consolidated Balance Sheets -March 31, 1997
               and December 31, 1996                                   2

               Consolidated Statements of Operations -Three Months
               Ended March 31, 1997 and 1996                           3

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1997 and 1996              4

               Notes to Consolidated Financial Statements              5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     6


PART II    OTHER INFORMATION

     Item 2.   Changes in Securities                                  9

     Item 4.   Submission of Matters to a Vote of Security Holders    9

     Item 6.   Exhibits and Reports on Form 8-K                       9

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                              March 31, 1997 December 31, 1996
                                              -------------- -----------------
ASSETS
Current assets:
   Cash                                       $   1,393,237  $        776,380
   Accounts receivable                               41,793           178,436
   Inventories                                      275,735           268,431
   Prepaid expenses                                  38,137            34,425
                                              -------------  ----------------
      Total current assets                        1,748,902         1,257,672

   Property and equipment, less accumulated
      depreciation of $851,573 and $792,309         451,078           493,649
   Deferred financing costs, less accumulated
      amortization of $5,200                        114,800                --
   Deposits                                         197,312           188,647
   Restricted cash                                  120,500           120,500
   Patents and trademarks, less accumulated
     amortization of $41,481 and $39,183            115,435           117,733
                                              -------------  ----------------
                                              $   2,748,027  $      2,178,201
                                              -------------  ----------------
                                              -------------  ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses      $   1,075,080  $        818,073
   Accrued interest payable                          74,802            68,240
   Current portion of long-term debt and
     obligations under capital leases                31,812            35,057
                                              -------------  ----------------
       Total current liabilities                  1,181,694           921,370

7.5% Convertible debentures, due 1999, less
  discount                                        1,125,000                --
Long-term debt and obligations under capital
  leases, net of current portion                     91,068            96,199
                                              -------------  ----------------
       Total liabilities                          2,397,762         1,017,569

Stockholders' equity:
   Common stock , $.01 par value, 33,000,000
     shares authorized, 22,040,785 shares
     issued and outstanding                         220,408           220,408
   Additional paid-in capital                    23,373,552        22,998,552
   Note receivable from shareholder for stock       (83,825)          (83,825)
   Cumulative foreign translation adjustment        (70,723)          (60,257)
   Accumulated deficit                          (23,089,147)      (21,914,246)
                                              -------------  ----------------
      Total stockholders' equity                    350,265         1,160,632
                                              -------------  ----------------
                                              $   2,748,027  $      2,178,201
                                              -------------  ----------------
                                              -------------  ----------------


      The accompanying notes are an integral part of these balance sheets.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended
                                                            March 31,
                                               ------------------------------
                                                    1997              1996
                                               ------------      ------------

Revenues:
  Product sales                                $    227,034       $   171,379
  Technology license income                              --            22,342
                                               ------------       -----------
Cost of sales                                       227,034           193,721

 Gross profit
 Costs and expenses:
 Cost of products sold                              259,641           120,510
 Research and development expense                   194,712           257,587
 Selling, general and administrative
    expense                                         953,913           751,192
                                               ------------       -----------
      Loss from operations                       (1,181,232)         (935,568)


 Interest income                                      5,679                --
 Interest expense                                    (8,578)          (69,023)
 Other income                                         9,230                --
                                               ------------       -----------
    Net loss                                   $ (1,174,901)      $(1,004,591)
                                               ------------       -----------
                                               ------------       -----------

     Net loss per share                        $      (0.05)      $     (0.07)
                                               ------------       -----------
                                               ------------       -----------

    Shares used in per share calculations        22,040,784        15,039,334
                                               ------------       -----------
                                               ------------       -----------


   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three months ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                              1997               1996
                                                                         -------------       -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $ (1,174,901)       $ (1,004,591)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Cumulative foreign translation adjustment                              (10,466)             (5,138)
       Depreciation and amortization                                           69,053             114,590
       Shares issued in lieu of fees and expenses                                  --              11,592
   Changes in current assets and liabilities:
     Accounts receivable                                                      136,643             (72,773)
     Inventories                                                               (7,304)            (28,893)
     Prepaid expenses and deposits                                            (12,377)              6,592
     Accounts payable and accrued expenses                                    263,569              33,216
                                                                         ------------        ------------
       Net cash used in operating activities                                 (735,783)           (945,045)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to patents and trademarks                                             --                (134)
   Additions to property and equipment                                        (18,984)            (87,653)
   Other assets                                                                    --              (3,003)
                                                                         ------------        ------------
       Net cash used in investing activities                                  (18,984)            (90,790)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures, net of issuance costs              1,380,000                  --
   Notes payable and interim financing, net                                                       (25,000)
   Repayment of long term debt and capital lease obligations                   (8,376)             (5,368)
   Exercise of common stock purchase warrants                                                      90,000
                                                                         ------------        ------------
    Net cash provided by financing activities                               1,371,624              59,632
                                                                         ------------        ------------

    Net increase (decrease) in cash and cash equivalents                      616,857            (976,203)
      Cash and cash equivalents, beginning of period                          776,380           2,688,014
                                                                         ------------        ------------
      Cash and cash equivalents, end of period                           $  1,393,237        $  1,711,811
                                                                         ------------        ------------
                                                                         ------------        ------------

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                            $      8,578        $     69,023

 SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
   Shares issued in lieu of fees and expenses                            $         --        $     11,952
   Conversion of debentures into common shares                                     --           2,760,000



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements as of and for the three month periods ended March 31, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other portion thereof.


2.  RECLASSIFICATIONS

  Certain reclassifications have been made to the March 31, 1996 statement of operations to conform with the 1997 presentation. These reclassifications had no effect on the results of operations in any periods presented.


3.  INVENTORIES

  Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:


                                              March 31,     December 31,
                                                1997           1996
                                             ----------     ------------
     Raw materials                           $  152,879     $  253,000
     Work in process                             16,760          2,495
     Finished goods                             106,096         12,936
                                             ----------     ----------
                                             $  275,735     $  268,431
                                             ----------     ----------
                                             ----------     ----------


4.  CONTINGENCIES

  As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 ("Form 10-KSB") , in January 1997, a lawsuit was filed by the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was recently dismissed without prejudice as a prerequisite to a settlement agreement between the former President and the Company currently in the process of being documented.

  As also discussed in the Company's Form 10-KSB, a former director and officer of the Company filed a complaint in Federal court listing several causes of action against the Company and the individual defendants, including breach of employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices. The complaint seeks damages and punitive damages in an unspecified amount. The Company believes this complaint is without merit as the plaintiff was fired for cause and intends to vigorously defend itself. Discovery has been completed and a motion to dismiss various aspects of the complaint, and all claims against the individual defendants, is now pending.


5.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


GENERAL

  Since its founding, the Company has been engaged almost exclusively in research and development activities focused on the development, manufacturing and marketing of rapid in vitro assays for use in the detection of infectious diseases and other conditions, proprietary specimen collection devices and other diagnostic devices..

  The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $23,089,147 at March 31, 1997. Such losses are expected to continue through 1997. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 COMPARED TO FIRST QUARTER OF 1996

  REVENUES. The Company's revenues consist primarily of product sales and license revenue. Revenues from product sales increased 33% to $227,000 in the first quarter of 1997 from $171,400 in the first quarter of 1996. The increase in product sales revenue was primarily attributable to first time sales in Japan and sales in Russia of the Company's Hema-Strip product. License revenue decreased to $0 in the first quarter of 1997 from $22,300 in the first quarter of 1996, as there were no revenues received under license agreements in the first quarter of 1997.

  In 1996, the Company began to design and build equipment for automated production of its rapid tests at its Vancouver, Washington facility in the United States. The Company now believes such equipment will be fully installed and functioning by late 1997. The Company is required to meet certain conditions, including compliance with Food and Drug Administration requirements (such as good manufacturing practices), in order to manufacture its tests at its Vancouver facility and to export its products from there. The Company is currently addressing compliance with those requirements.

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

      COST OF PRODUCTS SOLD. Costs of products sold increased to $259,600 (114% of product sales) in the first quarter of 1997 from $120,500 (70% of product sales) in the first quarter of 1996. Costs of products sold increased as a percentage of product sales due to increased manufacturing overhead, larger square footage of manufacturing facilities and an increase in the number of manufacturing personnel.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 24% to $194,700 in the first quarter of 1997 from $257,600 in the first quarter of 1996, primarily as a result of reduced payroll and related expenses. Additionally, in the first quarter of 1996, there were clinical studies being performed in Mexico City, which, due to budget constraints, were curtailed in the first quarter of 1997.

  Many of the Company's competitors are more established and have significantly greater financial and technological resources than the Company. In the biotechnology industry technological change and obsolescence are rapid and frequent. There can be no assurance that the Company can keep pace with such changes or avoid product obsolescence.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 27% to $954,000 in the first quarter of 1997 from $751,200 in the first quarter of 1996, primarily as a result of increased legal fees related to litigation matters, and increased accounting and legal fees related to various securities filings.

  INTEREST EXPENSE AND LOAN FEES. Interest expense decreased to $8,600 in the first quarter of 1997 from $69,000 in the first quarter of 1996. In the first quarter of 1996, interest was accrued on certain convertible debentures, whereas in the first quarter of 1997, convertible debentures were only outstanding for a limited time during the quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures in 1992 through 1995 and in 1997, proceeds from private placements of common stock in 1994 and 1995, and the exercise of common stock purchase warrants and stock options in 1996.

     Cash used in operating activities in the first quarter of 1997 was $735,800. This was primarily a result of a net loss of $1,175,000, and adjustments for depreciation and amortization, as well as a decrease in accounts receivable and an increase in accounts payable and accrued expenses, primarily the result of timing.

     Cash used in investing activities in the first quarter of 1997 was $19,000, which represented the purchase of manufacturing equipment. The Company has no material commitments for capital expenditures at March 31, 1997.

  Cash provided by financing activities in 1996 was $1,371,600. This was primarily a result of net proceeds of $1,380,000 from the sale of convertible debentures.

  In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale, to an accredited investor, of 7.5% convertible debentures, due February 28, 1999 (the "Debentures"), pursuant to a Rule 506 Regulation D offering on terms as specified in the Debentures. Holders of the Debentures have the right to convert up to (i) 33 1/3% of the debentures at any time from and after the 90th day following the date of the Debentures, (ii) 66 2/3% of the debentures at any time from and after the 120th day following the date of the Debentures and (iii) 100% of the debentures at any time from and after the 150th day following the date of the Debentures. The number of shares of the Company's common stock issuable upon conversion is defined in the Agreement as the lesser of 115% of Company's common stock market price at issuance of the Debenture (i.e. $1.9191 per share) or 80% of the Company's common stock market price at conversion of the Debenture. In the event the current market price of the Company's common stock falls below $0.70 per share, the Company may at its option, redeem all or part of the Debentures for 125% of the principal amount of the Debenture plus all accrued and unpaid interest thereon. A discount was recorded at the date of issuance of the Debentures, resulting from an allocation of proceeds to the beneficial conversion feature. The discount will be amortized to interest expense over the conversion period. Financing costs related to these Debentures are deferred and amortized, using the effective interest method, over the term of the Debentures.

  The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity and debt securities and corporate partners to develop products.

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

                           PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

  (c) On March 11, 1997, the Company raised net proceeds of approximately $1,380,000 from the private sale of a total of $1,500,000 of convertible debentures to an accredited investor, pursuant to a Rule 506 Regulation D offering. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional information about the convertible debentures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the shareholders of the Company was held on February 20, 1997. The following matter was submitted to the Company's shareholders for their consideration:

       Approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of stock from 25,000,000 shares to 33,000,000 shares, an increase of 8,000,000 shares, all of which shares shall be Common Stock, par value $.01 per share. On this matter, 17,518,615 votes were cast for, and 1,127,123 votes were cast against the increase in authorized shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The exhibits filed as part of this report are listed below:

     Exhibit No.     Description
     -----------     -----------

      3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement No. 33-46648 filed on Form S-1 (the Form S-1); and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995; and to Exhibit 2.2 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996.

      3.2 Company's By-laws, incorporated by reference to Exhibit 3.1 of the Form S-1.

      4             7.5% Convertible Debenture Due February 28, 1999, dated
                    March 11, 1997. *

      27            Financial Data Schedule *


                    * Filed herewith.

  (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 1997
                              SALIVA DIAGNOSTIC SYSTEMS, INC.

                              By: /s/ KENNETH J. McLACHLAN
                                      --------------------
                              Kenneth J. McLachlan
                              President and Chief Executive Officer and Director (Principal Executive Officer)
                              (Principal Financial Officer)