Form 10KSB/A
period 1996-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1997-06-10
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB/A

[X] AMENDMENT TO ANNUAL REPORT UNDER  SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                                       Hollander, Gilbert & Co.

Los Angeles, California
March 21, 1997

                                 SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1996 AND 1995
                                                                                          1996            1995
                                                                                      ------------    ------------
                                                      ASSETS
CURRENT ASSETS
    Cash ..........................................................................   $    776,380    $  2,688,014
    Accounts receivable ...........................................................        178,436          43,291
    Inventories (Note 4) ..........................................................        268,431         300,161
    Prepaid expenses ..............................................................         34,425          28,956
                                                                                      ------------    ------------

        TOTAL CURRENT ASSETS ......................................................      1,257,672       3,060,422
                                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, Net (Note 5) ..............................................        493,649         470,593
                                                                                      ------------    ------------
OTHER ASSETS
    Deposits ......................................................................        188,647          70,019
    Restricted cash (Note 8) ......................................................        120,500
    Patents and trademarks, net of accumulated
      amortization of $39,183 in 1996 and $29,983 in 1995 .........................        117,733         127,057
    Goodwill, net of accumulated amortization
      of $15,000 in 1995 (Note 3) .................................................                        585,000
    Prepaid loan fees (Note 6) ....................................................                         45,367
                                                                                      ------------    ------------
        TOTAL OTHER ASSETS ........................................................        426,880         827,443
                                                                                      ------------    ------------
                                                                                      $  2,178,201    $  4,358,458
                                                                                      ============    ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses .........................................   $    818,073    $    500,078
    Accrued interest payable ......................................................         68,240          49,703
    Current portion of long-term debt and
      obligations under capital leases (Note 8) ...................................         35,057          15,869
    Convertible debentures (Note 6) ...............................................                      2,785,000
                                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES .................................................        921,370       3,350,650
                                                                                      ------------    ------------
LONG-TERM DEBT AND OBLIGATIONS UNDER
  CAPITAL LEASES, net of current portion (Note 8) .................................         96,199          30,497
                                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Note 6)
    Common stock - authorized 25,000,000 shares, $.01 par value,
      issued and outstanding 22,040,785 in 1996 and 13,126,366 in 1995 ............        220,408         131,264
    Additional paid-in capital ....................................................     22,998,552      17,726,578
    Note receivable related to sale of stock ......................................        (83,825)        (83,825)
    Cumulative foreign translation adjustment .....................................        (60,257)        (34,859)
    Accumulated deficit ...........................................................    (21,914,246)    (16,761,847)
                                                                                      ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY ................................................      1,160,632         977,311
                                                                                      ------------    ------------
                                                                                      $  2,178,201    $  4,358,458
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
                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                                        SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                             YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                     Common Stock                     Note     Cumulative
                                              ----------------------  Additional   Receivable    Foreign
                                                 Shares                Paid-in      (Sale of   Translation  Accumulated
                                              Outstanding    Amount    Capital       Stock)     Adjustment     Deficit     Total
                                              -----------  ---------  -----------  ----------  -----------  ------------  ---------

BALANCE, December 31, 1994 .................    6,304,332  $  63,043  $12,434,356  $  (83,825) $   (32,644) $(12,164,077) $ 216,853

Sale of common stock in private offerings ..    3,715,000     37,150    1,935,350                                         1,972,500
Issuance of shares to officer for
  compensation..............................      230,000      2,300      127,700                                           130,000
Convertible debentures converted into
  common shares ............................    1,726,572     17,266      945,234                                           962,500
Issuance of warrants to consultants ........                              780,000                                           780,000
Issuance of options in settlement
agreement ..................................                               88,750                                            88,750
Issuance of shares to consultants ..........      100,000      1,000      149,000                                           150,000
Options exercised ..........................      170,000      1,700      154,300                                           156,000
Underwriter's warrants exercised ...........      180,462      1,805      268,888                                           270,693
Consulting warrants exercised ..............      250,000      2,500      247,500                                           250,000
Issuance of shares to acquire minority
  interest in subsidiaries .................      450,000      4,500      595,500                                           600,000
Foreign translation adjustment .............                                                        (2,215)                  (2,215)
Net loss for the year ......................                                                                  (4,597,770)(4,597,770)
                                               ----------  ---------  -----------  ----------  -----------  ------------  ---------

BALANCE, December 31, 1995 .................   13,126,366    131,264   17,726,578     (83,825)     (34,859)  (16,761,847)   977,311

Warrants exercised .........................    2,580,861     25,807    2,444,711                                         2,470,518
Options exercised ..........................      104,750      1,048       75,802                                            76,850
Issuance of shares in settlement agreement .       16,500        166       53,584                                            53,750
Convertible debentures payable converted
  into common shares .......................    6,212,308     62,123    2,697,877                                         2,760,000
Foreign translation adjustment .............                                                       (25,398)                 (25,398)
Net loss for the year ......................                                                                 (5,152,399) (5,152,399)
                                              -----------  ---------  -----------  ----------  -----------  -----------  -----------

BALANCE, December 31, 1996 .................  22,040,785     220,408  $22,998,552  $  (83,825) $   (60,257) $(21,914,246)$1,160,632
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

                                       F-5

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
                                  --------
                                  $905,929

   Rent expense for the years ended December 31, 1996 and 1995 was $301,016 and $237,855, respectively.

10. SEGMENT INFORMATION

   Information about the Company's operations in different geographic areas follows:

                                              1996                 1995
                                         -----------          -----------
         Product sales:
            United States ......         $   393,635          $   317,812
            Asia ...............              79,218               70,696
            United Kingdom .....             242,927              134,306
                                         -----------          -----------
                   Total .......         $   715,780          $   522,814
                                         ===========          ===========

         Operating profit (loss)
            United States ......         $(4,407,954)         $(3,959,955)
            Asia ...............            (621,958)            (497,969)
            United Kingdom .....            (122,487)            (139,846)
                                         -----------          -----------
                   Total .......         $(5,152,399)         $(4,597,770)
                                         ===========          ===========
         Identifiable assets
            United States ......         $ 1,687,866          $ 3,342,815
            Asia ...............             368,562              955,776
            United Kingdom .....             121,773               59,867
                                         -----------          -----------
                   Total .......         $ 2,178,201          $ 4,358,458
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

Dated: June 10, 1997

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