Form 10QSB
period 1997-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1997-08-12
CIK 885534

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1997

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


The number of shares outstanding of the Registrant's Common Stock as of July 30, 1997 was 26,688,868 shares.


Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                           SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     FORM 10-QSB

                                        INDEX

PART I   FINANCIAL INFORMATION                                         Page

    Item 1.   Financial Statements

              Consolidated Balance Sheets -June 30, 1997
              and December 31, 1996                                     2

              Consolidated Statements of Operations-Three Months
              and Six Months Ended June 30, 1997 and 1996               3

              Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1997 and 1996                   4

              Notes to Consolidated Financial Statements                5

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       7


PART II   OTHER INFORMATION

    Item 1.   Legal Proceedings                                         10

    Item 2.   Changes in Securities                                     11

    Item 4.   Submission of Matters to a Vote of Security Holders       11

    Item 6.   Exhibits and Reports on Form 8-K                          12

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                           June 30,       December 31,
                                                             1997             1996
                                                          -----------     ------------
ASSETS
Current assets:
   Cash                                                    $  360,125     $  776,380
   Accounts receivable                                        227,705        178,436
   Inventories                                                433,944        268,431
   Prepaid expenses                                            47,092         34,425
   Stock subscriptions receivable                             912,500             --
                                                           ----------     ----------
      Total current assets                                  1,981,366      1,257,672

   Property and equipment, less accumulated
      depreciation of $912,859 and $792,309                   430,202        493,649
   Deposits                                                   197,738        188,647
   Restricted cash                                            120,500        120,500
   Patents and trademarks, less accumulated
     amortization of $43,779 and $39,183                      113,137        117,733
                                                           ----------     ----------
                                                           $2,842,943     $2,178,201
                                                           ----------     ----------
                                                           ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                   $1,324,040       $818,073
   Accrued interest payable                                    68,239         68,240
   Current portion of long-term debt and
     obligations under capital leases                          30,000         35,057
                                                           ----------     ----------
       Total current liabilities                            1,422,279        921,370

Long-term debt and obligations under capital
  leases, net of current portion                               83,493         96,199
                                                           ----------     ----------
       Total liabilities                                    1,505,772      1,017,569

Stockholders' equity:
   Common stock, $.01 par value, 33,000,000
     shares authorized, issued and outstanding:
       1997: 23,855,963 and 1996: 22,090,785                  238,560        220,908
   Additional paid-in capital                              25,697,948     22,998,052
   Note receivable from shareholder for stock                 (83,825)       (83,825)
   Cumulative foreign currency translation adjustment         (70,716)       (60,257)
   Accumulated deficit                                    (24,444,796)   (21,914,246)
                                                           ----------     ----------
      Total stockholders' equity                            1,337,171      1,160,632
                                                           ----------     ----------
                                                           $2,842,943     $2,178,201
                                                           ----------     ----------
                                                           ----------     ----------

         The accompanying notes are an integral part of these balance sheets.

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three months ended          Six months ended
                                                       June 30,                   June 30,
                                           --------------------------    --------------------------
                                               1997           1996           1997           1996
                                           -----------    ------------   ------------    -----------
Revenues:
 Product sales                                $484,869       $124,937       $711,903       $296,316
 Technology license income                          --         12,342             --         12,342
                                           -----------    -----------    -----------    -----------
                                               484,869        137,279        711,903        308,658

Costs and expenses:
 Cost of products sold                         464,219         66,753        723,860        187,263
 Research and development expense              156,124         91,843        350,836        195,838
 Selling, general and administrative
  expense                                      826,715      1,075,132      1,780,628      1,979,916
                                           -----------    -----------    -----------    -----------
   Loss from operations                       (962,189)    (1,096,449)    (2,143,421)    (2,054,359)


Interest income                                  8,447         17,395         14,126         39,737
Interest expense                              (400,705)          (645)      (409,284)       (69,668)
Other income (expense)                          (1,200)            --          8,030             --
                                           -----------    -----------    -----------    -----------
  Net loss                                 $(1,355,647)   $(1,079,699)   $(2,530,549)   $(2,084,290)
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------
  Net loss per share                            $(0.06)        $(0.05)        $(0.11)        $(0.11)
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------
  Shares used in per share calculations     22,322,340     20,992,000     22,206,563     18,760,000
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

      The accompanying notes are an integral part of these financial statements.

                            SALIVA DIAGNOSTIC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Six months ended
                                                                         June 30,
                                                               ---------------------------
                                                                   1997           1996
                                                               -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $(2,530,549)   $(2,084,290)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Cumulative foreign translation adjustment                       (10,459)       (33,433)
   Depreciation and amortization                                   147,632        190,615
   Shares issued in lieu of fees and expenses                                      65,702
   Interest expense related to conversion of Debentures            404,395
  Changes in current assets and liabilities:
   Accounts receivable                                             (49,269)       (36,770)
   Inventories                                                    (165,513)       (52,673)
   Prepaid expenses and deposits                                   (21,758)         4,188
   Accounts payable and accrued expenses                           505,967         11,280
                                                               -------------  ------------
    Net cash used in operating activities                       (1,719,554)    (1,935,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                               (59,387)      (294,230)
 Other assets                                                           --         (3,004)
                                                               -------------  ------------
  Net cash used in investing activities                            (59,387)      (297,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Convertible Debentures, net of
   issuance costs                                                1,380,000
 Payment of convertible debentures                                      --        (25,000)
 Notes payable and interim financing, net                               --        109,476
 Repayment of long term debt and capital lease obligations         (17,764)        (9,061)
 Exercise of Common Stock options and warrants                         450      1,905,897
                                                               -------------  ------------
  Net cash provided by financing activities                      1,362,686      1,981,312
                                                               -------------  ------------
  Net decrease in cash and cash equivalents                       (416,255)      (251,303)
    Cash and cash equivalents, beginning of period                 776,380      2,688,014
                                                               -------------  ------------
    Cash and cash equivalents, end of period                      $360,125     $2,436,711
                                                               -------------  ------------
                                                               -------------  ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
 Shares issued in lieu of fees and expenses                     $       --     $   65,702
 Conversion of Debentures into Common Stock                      1,380,000      2,760,000
 Subscription receivable for Common Stock                          912,500             --


      The accompanying notes are an integral part of these financial statements.

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other portion thereof.

2.  RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 statement of operations to conform to the 1997 presentation. These reclassifications had no effect on the results of operations in any periods presented.

3.  INVENTORIES

    Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                            June 30,     December 31,
                                              1997           1996
                                          ------------   ------------
         Raw materials                      $251,411       $253,000
         Work in process                     102,622          2,495
         Finished goods                       79,911         12,936
                                            --------       --------
                                            $433,944       $268,431
                                            --------       --------
                                            --------       --------
4.  CONTINGENCIES

    As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Form 10-QSB for the quarter ended March 31, 1997, in January 1997, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company currently in the process of being documented. There can be no assurance that a final settlement acceptable to the Company will be concluded with Mr. Lealos, or that if new litigation ensues and is decided adverse to the Company, that it would not have a material adverse effect on the Company.

    As previously disclosed, Luc Hardy, a former director and officer of the Company, filed a complaint in Federal court against the Company and several individual defendants making certain allegations, including breach of employment agreement, intentional interference with contract by the individual defendants, slander and deceptive trade practices, arising from his termination. On July 25, 1997, a jury in this case rendered a verdict for the plaintiff, awarding approximately $200,000 for lost compensation and $525,000 for unawarded stock options. The jury's award, which is not a final judgment, will be the subject of post-trial motions of the Company to set aside the verdict and enter judgment for the Company. Although the Company intends to defend itself vigorously and believes the jury verdict is unsupported by the evidence, there can be no assurance the Company's motions will be granted or that the final judgment in this case will not have a material adverse effect on the Company. A final judgment is expected subsequent to a September 29, 1997 hearing.

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

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required. The Company believes the implementation of this statement will not have a material effect on its financial statement disclosures.

6.  SUBSEQUENT EVENTS

    As discussed below in "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources," on June 30, 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Offering"). Pursuant to a Common Stock Purchase Agreement between the Company and certain investors named therein (the "Investors"), the Company sold a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000, $612,500 of which was subscribed for by Investors as of June 30, 1997. Pursuant to a Common Stock Purchase Agreement between the Company and The Tail Wind Fund Ltd. ("Tail Wind"), the Company sold a total of 412,905 shares of Common Stock to Tail Wind for an aggregate purchase price of $300,000.

    The closing on $337,500 principal amount of the Offering to the Investors and $300,000 principal amount of the Offering to Tail Wind took place on July 14, 1997; the closing of $547,500 principal amount of the Offering to the Investors took place on July 17, 1997; and the closing of the remaining $325,000 principal amount of the Offering to the Investors took place on July 22, 1997.

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

    The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $24,444,796 at June 30, 1997. Such losses are expected to continue through 1997. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 1997 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 1996

    REVENUES. The Company's revenues consist primarily of product sales and license revenue. Revenues from product sales increased 288% to $484,900 in the second quarter of 1997 from $124,900 in the second quarter of 1996, and increased 140% to $711,900 in the first six months of 1997 from $296,300 in the first six months of 1996. The increases in product sales revenue were primarily attributable to increasing demand for the Company's rapid testing systems. There were no revenues received under license agreements in 1997. Sales to one customer represented approximately 24% of total revenues for the six months ended June 30, 1997.

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

    COST OF PRODUCTS SOLD. Costs of products sold increased to $464,200 (96% of product sales) in the second quarter of 1997 from $66,800 (53% of product sales) in the second quarter of 1996, and increased to $723,900 (102% of product sales) in the first six months of 1997 from $187,300 (63% of product sales) in the first six months of 1996. Costs of products sold increased as a percentage of product sales due to increased manufacturing overhead, larger square footage of manufacturing facilities and an increase in the number of manufacturing personnel.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 70% to $156,100 in the second quarter of 1997 from $91,800 in the second quarter of 1996, and increased 79% to $350,800 in the first six months of 1997 from $195,800 in the first six months of 1996. The increases were primarily a result of U.S. clinical trials for the Company's Stat-Simple test for Helicobacter PYLORI (H. PYLORI), which began in the second quarter of 1997.

    Many of the Company's competitors are more established and have significantly greater financial and technological resources than the Company.
In the biotechnology industry technological change and obsolescence are rapid and frequent. There can be no assurance that the Company can keep pace with such changes or avoid product obsolescence.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 23% to $826,700 in the second quarter of 1997 from $1,075,100 in the second quarter of 1996, and decreased 10% to $1,780,600 in the first six months of 1997 from $1,979,900 in the first six months of 1996. The decreases were primarily a result of cost cutting programs put in place to reduce administrative expenses, offset by increased legal fees related to litigation matters, and increased accounting and legal fees related to securities compliance matters in the first six months of 1997.

    INTEREST EXPENSE AND LOAN FEES. Interest expense increased to $400,700 in the second quarter of 1997 from $600 in the second quarter of 1996, and increased to $409,200 in the first six months of 1997 from $69,700 in the first six months of 1996. In March 1997, in connection with the sale of $1.5 million of Convertible Debentures, due February 28, 1999 (the "Debentures"), a discount of $375,000 was recorded, resulting from an allocation of proceeds to the discounted conversion feature. This discount was written off to interest expense at June 30, 1997, in connection with the conversion of the Debentures.

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

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of Common Stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the Debentures. In June 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000.

    Cash used in operating activities in the first six months of 1997 was $1,719,600. This was primarily a result of a net loss of $2,530,500, and adjustments for the write off of the discounted conversion feature of the Debentures sold in March 1997 and the amount of accrued interest on the Debentures which was converted to Common Stock. Additionally, accounts receivable and inventories increased as a result of the increased level of revenues and accounts payable and accrued expenses increased as a result of the timing of payments.

    Cash used in investing activities in the first six months of 1997 was $59,400, which represented the purchase of manufacturing equipment. The Company has no material commitments for capital expenditures at June 30, 1997.

    Cash provided by financing activities in the first six months of 1997 was $1,362,700. This was primarily a result of net proceeds of $1,380,000 from the sale of the Debentures in March 1997, offset by the payment of long-term debt and capital lease obligations.

    In March 1997, the Company issued warrants to Grayson & Associates, Inc. ("Grayson") in consideration of certain financial consulting services performed on behalf of the Company. The warrants entitle the holder thereof to purchase up to 89,552 shares of Common Stock from the Company for a purchase price of $1.34 per share on or before March 14, 2002. The warrantholder has certain demand and piggyback registration rights with respect to the shares that may be issued upon exercise of the warrants.

    In May and June 1997, the holders of the Debentures agreed to an acceleration of conversion and to hold the Common Stock issued pursuant to such conversion (the "Early Conversion Shares") in accordance generally with the original conversion schedule. On June 5, 1997, $800,000 in principal amount of the Debentures were converted into a total of 833,598 shares of the Company's Common Stock and on June 30, 1997 the remaining $700,000 in principal amount of the Debentures were converted into a total of 903,226 shares of the Company's Common Stock. A total of $29,395 of accrued interest on the converted Debentures payable June 30, 1997 was paid to holders of the Debentures in the form of 27,604 shares of the Company's Common Stock. In addition, the Company agreed to certain conversion reset provisions, pursuant to which the holders of the Early Conversion Shares may receive certain additional shares of the Company's Common Stock under certain conditions.

    The number of shares of Common Stock issuable upon the conversion of the Debentures was determined by dividing the principal amount of the Debentures converted by the Conversion Price, as defined in the Debenture agreement. The number of shares of the Company's Common Stock issuable upon conversion was defined as the lesser of 115% of Company's Common Stock market price at issuance of the Debenture (i.e. $1.9191 per share) or 80% of the Company's Common Stock market price at conversion of the Debenture.

    A discount had been recorded at the date of issuance of the Debentures, resulting from an allocation of proceeds to the discounted conversion feature, which was to be amortized to interest expense over the conversion period. Additionally, financing costs related to these Debentures were deferred and amortized, using the effective interest method, over the term of the Debentures. The discount and remaining unamortized financing costs of $375,000 and $99,800, respectively, were written off to interest expense and additional paid in capital, respectively, upon conversion of the Debentures.

    On June 30, 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Offering"). Pursuant to a Common Stock Purchase Agreement between the Company and certain investors named therein (the "Investors"), the Company sold a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000, $612,500 of which was subscribed for by Investors as of June 30, 1997. Pursuant to a Common Stock Purchase Agreement between the Company and The Tail Wind Fund Ltd. ("Tail Wind"), the Company sold a total of 412,905 shares of Common Stock to Tail Wind for an aggregate purchase price of $300,000. Tail Wind is entitled to receive additional shares of Common Stock under its agreement subject to certain conditions related to the trading price of the Company's Common Stock during a specified period. The Common Stock purchased in the Offering is subject to certain resale restrictions. In connection with the Offering, the Company also entered into two separate registration rights agreements with the Investors and Tail Wind, under each of which the Company is required to file a registration statement covering resales of shares of the Common Stock sold in the Offering within 30 days after the date on which the closing relating to those shares occurred. Under each of such agreements, the Company may be required to make certain payments to the Investors and Tail Wind as damages if the registration statement is not declared effective by the Securities and Exchange Commission by October 12, 1997. In connection with the Offering, the Company has agreed to issue Grayson & Associates, Inc. ("Grayson") warrants to purchase up to 226,632 shares of the Company's Common Stock which expire on June 30, 2002. Prior to September 1, 1997, the Company intends to issue to Tail Wind warrants to purchase up to 100,000 shares of the Company's Common Stock, exercisable at any time from January 1, 1998 to January 1, 2003, for an exercise price of $1.00 per share. Grayson and Tail Wind will have certain demand piggyback registration rights with respect to the shares of Common Stock that may be issued upon exercise of their respective warrants.

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

    Upon the filing by the Company of its Form 10-QSB for the period ended March 31, 1997, Nasdaq issued a letter to the Company asking the Company to demonstrate that it currently meets all Nasdaq listing requirements and can continue to meet those requirements. In order to continue to be included in Nasdaq, a company must maintain $2,000,000 in total assets, a $200,000 market value of the public float and $1,000,000 in total capital and surplus. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion in Nasdaq if the market value of the public float is at least $1,000,000 and the Company has $2,000,000 in capital and surplus. In June 5, 1997, the Company caused the early conversion of $800,000 of the 7.5% Convertible Debentures due February 28, 1999 to Common Stock to demonstrate current compliance with the Nasdaq continued inclusion requirements and submitted to Nasdaq on June 4, 1997, its plan to sustain compliance with the Nasdaq requirements. By letter dated July 16, 1997, Nasdaq advised the Company of its acceptance of the Company's plan of continued compliance upon certain conditions. To date, the Company has performed in accordance with such conditions.

    If the Company is removed from the Nasdaq system, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements or in what are commonly referred to as the "pink sheets". As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, if the Company's securities were removed from the Nasdaq system, they would be subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system, if it were to occur, could affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.



                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 ("Form 10-KSB") and the Form 10-QSB for the quarter ended March 31, 1997, in January 1997, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between the former President and the Company currently in the process of being documented. There can be no assurance that a final settlement acceptable to the Company will be concluded with Mr. Lealos, or that if new litigation ensues and is decided adverse to the Company, that it would not have a material adverse effect on the Company.

    As previously disclosed, Luc Hardy, a former director and officer of the Company, filed a complaint in U.S. District Court for the District of Connecticut in August 1994 against the Company and several individual defendants making certain allegations, including breach of employment agreement, intentional interference with contract by the individual defendants, slander and deceptive trade practices, arising from Mr. Hardy's termination. The complaint sought damages and punitive damages in an unspecified amount. On July 25, 1997, a jury in this case rendered a verdict for the plaintiff, awarding approximately $200,000 for lost compensation and $525,000 for unawarded stock options. The jury's award, which is not a final judgment, will be the subject of post-trial motions of the Company to set aside the verdict and enter judgment for the Company. Although the Company intends to defend itself vigorously and believes the jury verdict is unsupported by the evidence, there can be no assurance the Company's motions will be granted or that the final judgment in this case will not have a material adverse effect on the Company. A final judgment is expected subsequent to a September 29, 1997 hearing.

ITEM 2.  CHANGES IN SECURITIES

    (c) On June 30, 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended. Pursuant to a Common Stock Purchase Agreement between the Company and certain accredited investors named therein (the "Investors"), the Company sold a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000, $612,500 of which was subscribed for by Investors as of June 30, 1997. Pursuant to a Common Stock Purchase Agreement between the Company and The Tail Wind Fund Ltd. ("Tail Wind"), the Company sold a total of 412,905 shares of Common Stock to Tail Wind for an aggregate purchase price of $300,000. In connection with this offering, the Company paid a finders fee to Grayson & Associates, Inc. of $104,800 in cash and warrants to purchase up to 226,632 shares of the Company's Common Stock.

    On June 5 and June 30, 1997, a total of $1,500,000 of the Company's 7.5% Convertible Debentures due February 28, 1999 were converted by holders into 1,736,824 shares of Common Stock. A total of 27,604 shares of Common Stock for payment of accrued interest on the Debentures payable June 30, 1997 were issued to the holders of the Debentures. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for additional information about the Debentures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of shareholders was held on May 30, 1997. The number of shares entitled to vote at the annual meeting was 22,040,785. The following matters were submitted to shareholders for their consideration:

    1. With respect to the three nominees for director identified in the Company's Proxy Statement; Kenneth J. McLachlan received 17,211,111 votes and 926,106 votes were withheld, Hans R. Vauthier received 17,213,661 votes and 923,556 votes were withheld, and Eric F. Stoer received 17,214,311 votes and 922,906 votes were withheld.

    2. The ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1997 was ratified as follows: 17,276,135 shares were voted in favor, 112,874 shares were voted in opposition, 748,208 votes abstained and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:


Exhibit
  No.      Description
-------    -----------
 3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement No. 33-46648 filed on Form S-1 (the "Form S-1"); and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995; and to Exhibit 2.2 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996.

 3.2 Company's By-laws, incorporated by reference to Exhibit 3.1 of the Form S-1.

 4.1 7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997.

 4.2 Common Stock Purchase Warrant for 89,552 shares, issued by the Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (Registration No. 333-26795).

 4.3 Letter Agreement dated May 28, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File No. 000-21284) (the "June 1997 8-K").

 4.4 Letter Agreement dated June 27, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.10 to the June 1997 8-K.

 4.5 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K.

 4.6 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997 8-K.

 4.7 Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to
           Exhibit 4.4 of the June 1997 8-K.

 4.8 Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.

 4.9 Form of Warrant to be issued to each of Grayson & Associates, Inc. and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.1 of the June 1997 8-K.

 27        Financial Data Schedule *

    * Filed herewith.

(b) Reports on Form 8-K

    A Current Report on Form 8-K, dated June 2, 1997 was filed reporting the Change in Registrant's Certifying Accountant under Item 4.

    An Amended Current Report on Form 8-K/A dated June 9, 1997 was filed reporting the Change in Registrant's Certifying Accountant, under Item 4.

                                     SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 8, 1997



                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By: /s/ PAUL D. SLOWEY
                                          ----------------------------
                                       Paul D. Slowey
                                       Chief Operating Officer