Form 10QSB
period 1997-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1997-11-14
CIK 885534

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 1O-QSB



               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 1997

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


The number of shares outstanding of the Registrant's Common Stock as of November 3, 1997 was 28,002,988 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     FORM 10-QSB

                                        INDEX

PART I    FINANCIAL INFORMATION                                          PAGE
-------------------------------                                          ----
    Item 1. Financial Statements

            Consolidated Balance Sheets-September 30, 1997
            and December 31, 1996                                        2

            Consolidated Statements of Operations-Three Months
            and Nine Months Ended September 30, 1997 and 1996            3

            Consolidated Statements of Cash Flows-
            Nine Months Ended September 30, 1997 and 1996                4

            Notes to Consolidated Financial Statements                   5

    Item 2. Management's Discussion and Analysis or Plan of Operation    7


PART II    OTHER INFORMATION
----------------------------
    Item 1. Legal Proceedings                                            11

    Item 2. Changes in Securities                                        11

    Item 6. Exhibits and Reports on Form 8-K                             12

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS



                                                               September 30,    December 31,
                                                                   1997             1996
                                                               ------------     -----------
ASSETS
Current assets:
    Cash                                                      $  1,147,577     $    776,380
    Accounts receivable                                            223,373          178,436
    Inventories                                                    477,640          268,431
    Prepaid expenses                                                45,132           34,425
                                                               ------------     -----------
    Total current assets                                         1,893,722        1,257,672

    Property and equipment, less accumulated
      depreciation of $952,928 and $792,309                        363,098          493,649
    Deposits                                                       193,898          188,647
    Restricted cash                                                120,500          120,500
    Patents and trademarks, less accumulated
      amortization of $46,076 and $39,183                          110,840          117,733
                                                               ------------     -----------
                                                              $  2,682,058     $  2,178,201
                                                               ------------     -----------
                                                               ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                     $  1,227,080     $    818,073
    Accrued interest payable                                        68,240           68,240
    Current portion of long-term debt and
      obligations under capital leases                              36,026           35,057
                                                               ------------     -----------
       Total current liabilities                                 1,331,346          921,370

Long-term debt and obligations under capital
  leases, net of current portion                                    67,046           96,199
                                                               ------------     -----------
       Total liabilities                                         1,398,392        1,017,569

Stockholders' equity:
    Common stock, $.01 par value, 33,000,000
      shares authorized, issued and outstanding:
     1997:27,945,268 and 1996: 22,090,785                          279,507          220,908
    Additional paid-in capital                                  26,807,976       22,998,052
    Note receivable from shareholder for stock                     (83,825)         (83,825)
    Cumulative foreign currency translation adjustment              22,179          (60,257)
    Accumulated deficit                                        (25,742,171)     (21,914,246)
                                                               ------------     -----------
       Total stockholders' equity                                1,283,666        1,160,632
                                                               ------------     -----------
                                                              $  2,682,058     $  2,178,201
                                                               ------------     -----------
                                                               ------------     -----------





            The accompanying notes are an integral part of these balance sheets.

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three months ended                   Nine months ended
                                                                         September 30,                       September 30,
                                                               -------------------------------     -------------------------------
                                                                   1997              1996               1997           1996
                                                               ------------       -----------       -----------     -----------

Revenue                                                        $   296,302        $   183,749       $ 1,008,205     $   480,065

Costs and expenses:
 Cost of products sold                                             464,153            124,934         1,233,463         312,197
Research and development expense                                   170,921            150,115           521,757         345,953
 Selling, general and administrative
  expense                                                          768,861          1,232,509         2,504,041       3,212,425
 Restructuring expense                                             194,000                 --           194,000              --
                                                               ------------       -----------       -----------     -----------
   Loss from operations                                         (1,301,633)        (1,323,809)       (3,445,056)     (3,390,510)


Interest income                                                      8,680             12,382            22,808          64,461
Interest expense                                                    (2,441)           (12,242)         (411,725)        (81,910)
Other income (expense)                                              (1,981)                --             6,049              --
                                                               ------------       -----------       -----------     -----------
 Net loss                                                      $(1,297,375)       $(1,323,669)      $(3,827,924)    $(3,407,959)
                                                               ------------       -----------       -----------     -----------
                                                               ------------       -----------       -----------     -----------

 Net loss per share                                            $     (0.05)       $     (0.06)      $     (0.16)    $     (0.18)
                                                               ------------       -----------       -----------     -----------
                                                               ------------       -----------       -----------     -----------

 Shares used in per share calculations                          26,680,384         21,886,000        23,697,836       19,331,000
                                                               ------------       -----------       -----------     -----------
                                                               ------------       -----------       -----------     -----------












      The accompanying notes are an integral part of these financial statements.

                           SALIVA DIAGNOSTIC SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Nine months ended
                                                                        September 30,
                                                               --------------------------------
                                                                     1997            1996
                                                               ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (3,827,924)   $  (3,407,959)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                        209,310         263,707
   Net loss on disposal of assets                                         9,446              --
   Shares issued in lieu of fees and expenses                                --          65,251
   Interest expense related to conversion of Debentures                 404,395              --
 Changes in current assets and liabilities:
  Accounts receivable                                                   (44,937)       (113,595)
  Inventories                                                          (209,209)        (53,632)
  Prepaid expenses and deposits                                         (15,958)          9,469
  Accounts payable and accrued expenses                                 409,007         176,765
                                                                  -------------    ------------
   Net cash used in operating activities                             (3,065,870)     (3,059,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                    (61,049)       (359,788)
 Other assets                                                                --          (9,086)
                                                                  -------------    ------------
  Net cash used in investing activities                                 (61,049)       (368,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock, net of
   issuance costs                                                     2,063,414              --
 Proceeds from Convertible Debentures, net of
   issuance costs                                                     1,380,000              --
 Payment of convertible debentures                                           --         (25,000)
 Notes payable and interim financing, net                                    --         109,476
 Repayment of long term debt and capital lease obligations              (28,184)        (17,521)
 Exercise of Common Stock options and warrants                              450       2,440,897
                                                                  -------------    ------------
  Net cash provided by financing activities                          3,415,680        2,507,852
                                                                  -------------    ------------

 Cumulative foreign translation adjustment                              82,436           13,455

 Net increase (decrease) in cash and cash equivalents                  371,197         (907,561)
   Cash and cash equivalents, beginning of period                      776,380        2,688,014
                                                                  -------------    ------------
   Cash and cash equivalents, end of period                      $   1,147,577    $   1,780,453
                                                                  -------------    ------------
                                                                  -------------    ------------


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
 Shares issued in lieu of fees and expenses                      $          --    $      65,251
 Conversion of Debentures into Common Stock                          1,380,000        2,760,000

      The accompanying notes are an integral part of these financial statements.

                            SALIVA DIAGNOSTIC SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1996 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

   Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other portion thereof.

2. RECLASSIFICATIONS

   Certain reclassifications have been made to the third quarter 1997 and the 1996 statement of operations to conform to the 1997 presentation. These reclassifications had no effect on the results of operations in any periods presented.

3. INVENTORIES

   Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                 September 30,    December 31,
                                     1997            1996
                                 ------------     -----------
           Raw materials         $  262,044       $  253,000
           Work in process           10,949            2,495
           Finished goods           204,647           12,936
                                 ------------     -----------
                                 $  477,640       $  268,431
                                 ------------     -----------
                                 ------------     -----------

4. RESTRUCTURING EXPENSE

   Results of operations of the third quarter of 1997 included a charge of $194,000 associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The Company plans to out-source manufacturing previously performed in Singapore to qualified sources and locations. Total costs expected to be expended in connection with the restructuring include approximately $100,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $47,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write off of leasehold improvements.

5. CONTINGENCIES

   As previously disclosed in January 1997, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. There can be no assurance that a final settlement acceptable to the Company will be concluded with Mr. Lealos, or that if new litigation ensues and is decided adverse to the Company, that it would not have a material adverse effect on the Company.

   As previously disclosed, Luc Hardy, a former director and officer of the Company, filed a complaint in Federal court against the Company and several individual defendants making certain allegations, including breach of employment agreement, intentional interference with contract by the individual defendants, slander and deceptive trade practices, arising from his termination. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. The Company has filed with the court motions to set aside the jury verdict and to move for a new trial. Although the Company intends to defend itself vigorously and believes the jury verdict is unsupported by the evidence, there can be no assurance the Company's motions will be granted or that the final judgment in this case will not have a material adverse effect on the Company.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes requirements for disclosure of comprehensive income and is effective for the Company's fiscal year ending December 31, 1998. Reclassification of earlier financial statements for comparative purposes is required. The Company believes the implementation of this statement will not have a material effect on its financial statement disclosures.

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

   The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $25,742,171 at September 30, 1997. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 1997 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 1996

   REVENUES. The Company's revenues consist of product sales. Revenues increased 61% to $296,300 in the third quarter of 1997 from $183,700 in the third quarter of 1996, and increased 110% to $1,008,200 in the first nine months of 1997 from $480,000 in the first nine months of 1996. The increases in product sales revenue were primarily attributable to increasing demand for the Company's rapid testing systems. Sales to two customers represented approximately 23% and 13%, respectively, of total revenues for the nine months ended September 30, 1997. Sales to two customers represented approximately 38% and 29%, respectively, of total revenues for the quarter ended September 30, 1997.

   The Company has designed and built equipment for automated production of its rapid tests at its Vancouver, Washington facility in the United States, which has been installed and is functioning. The Company is required to meet certain conditions, including compliance with Food and Drug Administration requirements (such as good manufacturing practices), in order to manufacture its tests at its Vancouver facility and to export its products from there. In the third quarter of 1997, the Company reviewed the production efficiency, costs and regulations related to its manufacturing facilities. As a result of this review, the Company decided to close its Singapore manufacturing operations (SEE RESTRUCTURING EXPENSE BELOW), and plans to out-source manufacturing previously performed in Singapore to qualified sources and locations.

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

   COST OF PRODUCTS SOLD. Costs of products sold increased to $464,200 (157% of product sales) in the third quarter of 1997 from $124,900 (68% of product sales) in the third quarter of 1996, and increased to $1,233,500 (122% of product sales) in the first nine months of 1997 from $312,000 (65% of product sales) in the first nine months of 1996. Costs of products sold increased as a percentage of product sales due to increased manufacturing overhead, larger square footage of manufacturing facilities and an increase in the number of manufacturing personnel.

   RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 14% to $170,900 in the third quarter of 1997 from $150,100 in the third quarter of 1996, and increased 51% to $521,800 in the first nine months of 1997 from $346,000 in the first nine months of 1996. The increases were primarily a result of the maintenance of and addition to existing test sites for the U.S. clinical trials for the Company's Stat-Simple test for Heliobacter PYLORI (H. Pylori), which began in the second quarter of 1997.

   Many of the Company's competitors are more established and have significantly greater financial and technological resources than the Company. In the biotechnology industry technological change and obsolescence are rapid and frequent. There can be no assurance that the Company can keep pace with such changes or avoid product obsolescence.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 38% to $768,900 in the third quarter of 1997 from $1,232,500 in the third quarter of 1996, and decreased 22% to $2,504,000 in the first nine months of 1997 from $3,212,400 in the first nine months of 1996. The decreases were primarily a result of cost cutting programs put in place to reduce administrative expenses, offset by increased legal fees related to litigation matters and securities filings and compliance matters in the first nine months of 1997.

   RESTRUCTURING EXPENSE. Results of operations of the third quarter of 1997 included a charge of $194,000 associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The Company plans to out-source manufacturing previously performed in Singapore to qualified sources and locations. Total costs expected to be expended in connection with the restructuring include approximately $100,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $47,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write off of leasehold improvements.

   INTEREST EXPENSE AND LOAN FEES. Interest expense decreased to $2,400 in the third quarter of 1997 from $12,200 in the third quarter of 1996, and increased to $411,700 in the first nine months of 1997 from $81,900 in the first nine months of 1996. In March 1997, in connection with the sale of $1.5 million of Convertible Debentures, due February 28, 1999 (the "Debentures"), a discount of $375,000 was recorded, resulting from an allocation of proceeds to the discounted conversion feature. This discount was written off to interest expense at June 30, 1997, in connection with the conversion of the Debentures.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of Common Stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the Debentures. In June 1997 and August 1997, the Company entered into three separate common stock subscription agreements for the issuance and sale of a total of 4,082,905 shares of Common Stock for an aggregate purchase price of $2,260,000.

   Cash used in operating activities in the first nine months of 1997 was $3,065,900. This was primarily a result of a net loss of $3,827,900, and adjustments for the write off of the discounted conversion feature of the Debentures sold in March 1997 and the amount of accrued interest on the Debentures which was converted to Common Stock. Inventories increased as a result of the Company's decision to accumulate increased finished goods inventories due to the closing of the Singapore manufacturing operations, and accounts payable and accrued expenses increased as a result of the timing of payments.

   Cash used in investing activities in the first nine months of 1997 was $61,000, which primarily represented the purchase of manufacturing equipment. The Company has no material commitments for capital expenditures at September 30, 1997.

   Cash provided by financing activities in the first nine months of 1997 was $3,415,700. This was primarily a result of net proceeds of $2,063,400 from the issuance of Common Stock in July and August 1997 and net proceeds of $1,380,000 from the sale of the Debentures in March 1997.

   The Company's capital requirements have been and will continue to be significant. The Company has been dependent on private placements of its debt and equity securities and on a public offering of securities in March 1993 to fund such requirements. The Company continues to be dependent upon its efforts to raise capital to finance the costs of manufacturing, marketing and conducting clinical trials and submissions for FDA approval of its products and continuing the design and development of the Company's new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources currently available to the Company. There can be no assurance that the Company will be able to obtain additional capital resources necessary to permit the Company to implement or continue its programs. There can be no assurance that such financing will be available on commercially reasonable terms or at all.

1997 FINANCING ACTIVITIES

   In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the Debentures. In March 1997, the Company also issued warrants to Grayson & Associates, Inc. ("Grayson") in consideration of certain financial consulting services performed on behalf of the Company related to the sale of the Debentures. The warrants entitle the holder thereof to purchase up to 89,552 shares of Common Stock from the Company for a purchase price of $1.34 per share on or before March 14, 2002. (The warrantholder has certain demand and piggyback registration rights with respect to the shares that may be issued upon exercise of the warrants.) In May and June 1997, the holders of the Debentures agreed to an acceleration of conversion and to hold the Common Stock issued pursuant to such conversion (the "Early Conversion Shares") in accordance generally with the original conversion schedule. On June 5, 1997, $800,000 in principal amount of the Debentures were converted into a total of 833,598 shares of the Company's Common Stock and on June 30, 1997 the remaining $700,000 in principal amount of the Debentures were converted into a total of 903,226 shares of the Company's Common Stock. A total of $29,395 of accrued interest on the converted Debentures payable June 30, 1997 was paid to holders of the Debentures in the form of 27,604 shares of the Company's Common Stock. In addition, the Company agreed to certain conversion reset provisions, pursuant to which the holders of the Early Conversion Shares may receive certain additional shares of the Company's Common Stock under certain conditions. In accordance with such provisions, one holder of the Debentures exercised his right to receive an additional 57,720 shares on October 13, 1997.

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

   On June 30, 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, promulgated under the Securities Act of 1933 ("Regulation D"), as amended (the "Offering"). Pursuant to a Common Stock Purchase Agreement between the Company and certain investors named therein (the "Investors"), the Company sold a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000, $612,500 of which was subscribed for by Investors as of June 30, 1997. Pursuant to a Common Stock Purchase Agreement between the Company and The Tail Wind Fund Ltd. ("Tail Wind"), the Company sold a total of 412,905 shares of Common Stock to Tail Wind for an aggregate purchase price of $300,000. The closing on $337,500 principal amount of the Offering to the Investors and $300,000 principal amount of the Offering to Tail Wind took place on July 14, 1997; the closing of $547,500 principal amount of the Offering to the Investors took place on July 17, 1997; and the closing of the remaining $325,000 principal amount of the Offering to the Investors took place on July 22, 1997.

   On August 22, 1997, the Company entered into a Common Stock Subscription Agreement for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, (the "August Offering.") Pursuant to a Common Stock Purchase Agreement between the Company an investor named therein, (the "August Investor") the Company sold a total of 1,250,000 shares of Common Stock for an aggregate purchase price of $750,000. The Closing of the August Offering took place on August 26, 1997.

   Tail Wind and the August Investor are entitled to receive additional shares of Common Stock under their respective agreements subject to certain conditions related to the trading price of the Company's Common Stock during a specified period. The Common Stock purchased in the Offering and the August Offering (collectively referred to as "the Offerings") is subject to certain resale restrictions. In connection with the Offerings, the Company also entered into separate registration rights agreements with the Investors, Tail Wind, and the August Investor under each of which the Company is required to file a registration statement covering resales of shares of the Common Stock sold in the Offering within 30 days after the date on which the closing relating to those shares occurred. A registration statement on Form S-3 covering resales of such shares was declared effective on September 30, 1997.

   In connection with the Offerings, the Company paid a finder's fee to Grayson & Associates, Inc. ("Grayson") of $104,800 in cash and warrants to purchase 161,600 shares of the Company's Common Stock for an exercise price of $0.50 per share, and 33,032 shares of the Company's Common Stock for an exercise price of $0.72656 per share, all of which expire on June 30, 2002. The Company also issued to Tail Wind warrants to purchase up to 100,000 shares of the Company's Common Stock, exercisable at any time from January 1, 1998 to January 1, 2003, at an exercise price of $1.00 per share. Grayson and Tail Wind have certain registration rights with respect to the shares of Common Stock that may be issued upon exercise of their respective warrants. The registration statement on Form S-3 which was declared effective on September 30, 1997, covered resales of these shares.

   NASDAQ LISTING. Upon the filing by the Company of its Form 10-QSB for the period ended March 31, 1997, Nasdaq issued a letter to the Company asking the Company to demonstrate that it currently meets all Nasdaq listing requirements and can continue to meet those requirements. On June 5, 1997, the Company caused the early conversion of $800,000 of the Debentures due February 28, 1999 to Common Stock to demonstrate current compliance with the Nasdaq continued inclusion requirements and submitted to Nasdaq on June 4, 1997, its plan to sustain compliance with the Nasdaq requirements. By letter dated July 16, 1997, Nasdaq advised the Company of its acceptance of the Company's plan of continued compliance upon certain conditions.

   On October 27, 1997 the Company was informed that because the minimum closing bid price of the Company's Common Stock was below $1.00, its Common Stock could be subject to delisting from the Nasdaq SmallCap Market. The Company was informed that it will be provided ninety calendar days in which to regain compliance with the minimum bid price or the alternative requirement, as described below. If at anytime within the ninety calendar days from October 27, 1997, the shares of the Company's Common Stock report a closing bid price of $1.00 or greater for ten consecutive trading days, it will have compiled with the minimum bid price requirement. Alternatively, if the Company's capital and surplus and market value of its public float equal or exceed $2,000,000 and $1,000,000, respectively, for ten consecutive trading days, the Company will be deemed to have compiled with this standard.

   Under the Nasdaq system continued listing requirements effective February 1998, a company will be required to maintain net tangible assets of $2,000,000, market capitalization of $35,000,000 or net income of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Continued inclusion will also require a $1,000,000 market value of the public float, two market-makers and a minimum bid price of $1.00 per share without exception.

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



                             PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   As previously disclosed, in January 1997, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. There can be no assurance that a final settlement acceptable to the Company will be concluded with Mr. Lealos, or that if new litigation ensues and is decided adverse to the Company, that it would not have a material adverse effect on the Company.

   As previously disclosed, Luc Hardy, a former director and officer of the Company, filed a complaint in Federal court against the Company and several individual defendants making certain allegations, including breach of employment agreement, intentional interference with contract by the individual defendants, slander and deceptive trade practices, arising from his termination. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. The Company has filed with the court motions to set aside the jury verdict and to move for a new trial. Although the Company intends to defend itself vigorously and believes the jury verdict is unsupported by the evidence, there can be no assurance the Company's motions will be granted or that the final judgment in this case will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

   (c) On June 30, 1997 and August 22, 1997, the Company entered into common stock subscription agreements for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Offering"). Pursuant to a Common Stock Purchase Agreement dated as of June 30, 1997 between the Company and certain accredited investors named therein (the "Investors"), the Company sold a total of 2,420,000 shares of Common Stock to the Investors for an aggregate purchase price of $1,210,000. Pursuant to a second Common Stock Purchase Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund, Ltd. ("Tail Wind"), the Company sold a total of 412,905 shares of Common Stock to Tail Wind for an aggregate purchase price of $300,000. Pursuant to a Common Stock Subscription Agreement dated as of August 22, 1997 between the Company and David Freund ("Freund"), the Company sold a total of 1,250,000 shares of Common Stock to Freund for an aggregate purchase price of

$750,000. The closing of $337,500 principal amount of the Offering to the Investors and $300,000 principal amount of the Offering to Tail Wind took place on July 14, 1997; the closing of an additional $547,500 principal amount of the Offering to the Investors took place on July 17, 1997; the closing of an additional $325,000 principal amount of the Offering to the Investors took place on July 22, 1997; and the closing of $750,000 principal amount of the Offering to Freund took place on August 26, 1997. Each of Tail Wind and Freund are entitled to receive additional shares of Common Stock under their respective agreements, subject to certain conditions related to the trading price of the Common Stock during a specified period.

   The Company also entered into registration rights agreements with the Investors, Tail Wind and Freund, respectively, under each of which the Company must file a registration statement covering resales of shares of the Common Stock within 30 days after the date on which the closing relating to such shares occurred. A registration statement on Form S-3 covering resales of those shares was declared effective on September 30, 1997.

   In connection with the Offering, the Company paid a finder's fee to Grayson & Associates, Inc. ("Grayson") of $104,800 in cash, warrants to purchase up to 161,600 shares of Common Stock for an exercise price of $0.50 per share, and warrants to purchase up to 33,032 shares of Common Stock for an exercise price of $0.72656 per share. The warrants issued to Grayson expire on June 30, 2002. The Company also issued to Tail Wind warrants to purchase up to 100,000 shares of Common Stock, exercisable at any time from January 1, 1998 to January 1, 2003, at an exercise price of $1.00 per share. Grayson and Tail Wind have certain registration rights with respect to the shares of Common Stock that may be issued upon exercise of their respective warrants. The registration statement on Form S-3, which was declared effective on September 30, 1997, covered resales of these shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) The exhibits filed as part of this report are listed below:

       Exhibit
       No.           Description
       --            -----------
       3.1           Certificate of Incorporation, as amended, incorporated by
                     reference to Exhibits 2.1 through 2.6 of the Company's
                     Registration Statement No. 33-46648 filed on Form S-1 (the
                     Form S-1); and to Exhibit 2.7 of the Company's Annual
                     Report on Form 10-KSB for its fiscal year ended December
                     31, 1995; and to Exhibit 2.2 of the Company's Annual Report
                     on Form 10-KSB for its fiscal year ended December 31, 1996.
       3.2           Company's By-laws, incorporated by reference to Exhibit 3.1 of the Form S-1.
       4.1           7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997,
                     incorporated by reference to Exhibit 4 to the Company's
                     Quarterly Report on Form 10-QSB for its fiscal quarter
                     ended March 31, 1997.
       4.2           Common Stock Purchase Warrant for 89,552 shares, issued by the Company to Grayson & Associates on March 14, 1997,
                     incorporated by reference to Exhibit 4.3 of the Company's
                     Registration Statement on Form SB-2 (Registration No. 333-
                     26795).
       4.3           Letter Agreement dated May 28, 1997 between the Company and
                     The Tail Wind Fund Ltd., incorporated by reference to
                     Exhibit 4.9 to the Company's Current Report on Form 8-K
                     dated June 5, 1997 (File No. 000-21284) (the June 1997
                     8-K).
       4.4           Letter Agreement dated June 27, 1997 between the Company
                     and The Tail Wind Fund Ltd., incorporated by reference to
                     Exhibit 4.10 to the June 1997 8-K.
       4.5           Common Stock Subscription Agreement dated as of June 30,
                     1997 by and between the Company and The Tail Wind Fund
                     Ltd., incorporated by reference to Exhibit 4.2 of the June
                     1997 8-K.
       4.6           Common Stock Subscription Agreement dated as of June 30,
                     1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit
                     4.3 of the June 1997 8-K.
       4.7           Registration Rights Agreement dated as of June 30, 1997
                     between the Company and The Tail Wind Fund Ltd.,
                     incorporated by reference to Exhibit 4.4 of the June 1997
                     8-K.
       4.8           Form of Registration Rights Agreement dated as of June 30,
                     1997 between the Company and the investors set forth on
                     Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the
                     investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.
       4.9           Form of Warrant to be issued to each of Grayson &
                     Associates, Inc. and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.1 of the June 1997 8-K.
       4.10          Common Stock Subscription Agreement dated as of August 22,
                     1997 by and between the Company and David Freund,
                     incorporated by reference to Exhibit 10.5 of Amendment
                     No. 1 to  the Company's Registration Statement on Form S-3
                     dated September 26, 1997 (Registration No. 333-33429) (the
                     S-3/A).
       4.11          Registration Rights Agreement dated as of August 22, 1997
                     between the Company and David Freund, incorporated by
                     reference to Exhibit  10.6 of the S-3/A.
       27            Financial Data Schedule *

        * Filed herewith.

   (b) Reports on Form 8-K

       A Current Report on Form 8-K, reporting common stock subscription agreements for an offering of the Company's common stock and the conversion of the Company's 7.5% Convertible Debentures due February 28, 1999, under Item 5, was filed on July 30, 1997.

     SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: November 10, 1997
                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By: /s/ Kenneth J. McLachlan
                                           -------------------------
                                           Kenneth L. McLachlan
                                           President