Form 10KSB
period 1997-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1998-03-31
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________ to ________

         Commission File Number :  0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                        91-1549305
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $1,422,296.

The aggregate market value of voting stock held by non-affiliates of the Registrant at February 27, 1998 was $6,951,919, computed by reference to the last traded sale price as reported on The Nasdaq SmallCap Market on such date.

The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 30,543,475 shares.

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [X]

                       SALIVA DIAGNOSTIC SYSTEMS, INC.
                              FORM 10-KSB INDEX

                                                                                               PAGE
PART I
Item 1          Description of Business                                                         2
Item 2          Description of Property                                                        11
Item 3          Legal Proceedings                                                              11
Item 4          Submission of Matters to a Vote of Security Holders                            12


PART II

Item 5          Market for Common Equity and Related Stockholder Matters                       12
Item 6          Management's Discussion and Analysis or Plan of Operation                      13
Item 7          Financial Statements                                                           17
Item 8          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure                                                      19

PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act                             19
Item 10         Executive Compensation                                                         21
Item 11         Security Ownership of Certain Beneficial Owners and Management                 23
Item 12         Certain Relationships and Related Transactions                                 24
Item 13         Exhibits and Reports on Form 8-K                                               25

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This annual report on Form 10-KSB contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, but are not limited to, those statements relating to the ability to raise additional capital, to succeed in pending litigation, to enter into strategic partnering arrangements, to obtain approval of Saliva Diagnostic Systems, Inc.'s (the "Company") products as and when required by the Food and Drug Administration ("FDA") in the United States and similar regulatory bodies in other countries, and to obtain new distribution agreements and increase distribution for products under existing distribution agreements. These forward looking statements are subject to the business and economic risks faced by the Company and the Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this Business section and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

GENERAL

The Company develops rapid immunoassays utilizing immunochromatography for the detection of antibodies to selected pathogens, such as the HIV, the virus that causes AIDS, and Helicobacter pylori, a bacteria linked to peptic ulcers and gastric cancer. In addition, the Company develops proprietary specimen collection devices and other diagnostic devices.

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged with and into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In 1994, the Company's 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. ("SDS Asia"), formed Saliva Diagnostic Systems (Singapore) Pte. ("SDS Singapore"). In 1995, the Company purchased the minority interest (10%) in SDS Asia and the outstanding minority interest (19%) in SDS Singapore. As a result, SDS Asia and SDS Singapore became wholly owned subsidiaries of the Company. In October 1997, the Company closed its Singapore facilities and ceased operations of the subsidiary. In 1995, the Company purchased the minority interest (10%) in Saliva Diagnostic Systems, UK, Ltd., and as a result this entity became a wholly owned subsidiary of the Company and was renamed SDS International, Ltd. Unless otherwise indicated, all references to the Company include the Company and its wholly owned subsidiaries. The Company's principal executive offices are located at 11719 NE 95th Street, Vancouver, Washington, 98682.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $28,526,458 at December 31, 1997. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

The Company's capital requirements have been and will continue to be significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to design and develop new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources which will be available to the Company. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. See Note 2 of Notes to Consolidated Financial Statements. Effective with the close of business on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdsaq continued listing requirements. As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. See Item 5 - Market for Common Equity and Related Stockholder Matters.

PRODUCTS

To date, the Company has developed three rapid HIV tests: Sero*Strip HIV, Hema*Strip HIV and Saliva*Strip HIV, and a rapid H. pylori test: Stat*Simple(R). The Company has commenced production and marketing of two medical specimen collectors in the U.S.: Saliva*Sampler and Omni-Swab, and one medical specimen collector in the U.K.: Omni-SAL(R). In addition, the Company has conducted preliminary research that indicates its rapid test format may be expanded to detect other diseases, such as tuberculosis, measles, malaria, rubella, tetanus, herpes, chlamydia, mumps, influenza, parvovirus, pertussis, certain cancers, tumor markers and cardiac disease risk markers. The Company has under development rapid tests for hepatits and tuberculosis.

RAPID IMMUNOASSAYS. The Company continues to develop rapid immunoassays utilizing immunochromatography for the detection of antibodies to selected pathogens, such as HIV, the virus that causes Acquired Immune Deficiency Syndrome ("AIDS"), and Helicobacter pylori ("H. pylori"), a bacteria linked to peptic ulcers and gastric cancer. The Company's immunoassays are designed to require only a few simple steps and minutes to use. The tests produce visual results in under 20 minutes, and may be used without special equipment, storage or training. The Company's data and independent evaluations demonstrate that its tests are generally equivalent in performance to widely used FDA-licensed tests for HIV.

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

Sero*Strip HIV ("Sero*Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero*Strip is packaged as a multiple-use kit designed for professional health care settings where many patients are tested and specimens may be stored. Results are available in 5 to 15 minutes. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

Hema*Strip HIV ("Hema*Strip") is a single use test kit that collects, processes and analyzes a minute amount of whole blood to detect HIV antibodies. Sample collection requires only a few seconds. The principles used in the Hema*Strip test strip are identical to that utilized in Sero*Strip; however, an added filter traps red blood cells from the whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

Saliva*Strip HIV ("Saliva*Strip") is a rapid testing system that collects, processes and analyzes saliva to detect HIV antibodies. Principles of the test strip are similar to that used in Sero*Strip and Hema*Strip. The Company expects to complete development of Saliva*Strip in 1998. The test is currently designed for single use and incorporates Omni-SAL, the Company's proprietary saliva collection device. The test is currently designed to obtain results in between 10 and 20 minutes. The Company believes Saliva*Strip's temperature stability is similar to Sero*Strip and Hema*Strip.

Stat*Simple ("Stat*Simple") is the Company's rapid assay for H. pylori antibody detection. The device is a modification of Hema*Strip HIV and uses whole blood for analysis. Results are available in 5 to 20 minutes. In February 1998, the Company submitted a 510(k) Premarket Notification to the Food and Drug Administration for its Stat*Simple tests. (See "Regulation -- Food and Drug Administration" below.)

MEDICAL SPECIMEN COLLECTION DEVICES. The Company has commenced production and marketing of three medical specimen collectors: Omni-SAL (R), Saliva*Sampler and Omni-Swab.

Omni-SAL(R) is a saliva collection device with a patented volume indicator sold to several commercial companies for use with their laboratory assays for the detection of HIV infection, drugs of abuse and cigarette smoking. It is also used in research to collect saliva samples for studies of infectious diseases such as Hepatitis, tuberculosis, schistosomiasis, leptospirosis and others.

Saliva*Sampler is a saliva collection device cleared for marketing in the United States for the collection of saliva samples for purposes not related to HIV testing.

Omni-Swab is a sample collection device comprised of a serrated cotton swab with an ejectable head. It is used to collect various body fluids and cells, primarily for the purposes of DNA identification.

Saliva Filter is a component of the Omni-SAL(R) and Saliva*Sampler that extracts saliva from the devices' collection pads and also removes debris from the samples. Due to limited production capability, the Company does not currently manufacture Saliva Filter and thus, has elected to use filters of other manufacturers for use with the Omni-SAL(R) and Saliva*Sampler devices.

The human specimens traditionally used for the diagnostic testing and quantitative measurement of most physiologically active substances, drugs and toxins in the body, are blood and urine. Substantially all of the assay-based diagnostic test kits currently available on the market were approved by the FDA for use with these testing specimens. Political and social factors may create impediments to the use of rapid tests as diagnostic tools. These factors include whether certain diagnostic tests, such as HIV antibody tests, should be conducted without trained specialists and whether rapid tests in nontraditional testing environments will lead to invasions of privacy. Limitations on the Company's ability to market rapid tests caused by political and social factors could have a material adverse effect on the Company's operations.

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

In 1996, the Company also entered into a cooperative research and development agreement (CRADA) with US Navy Medical Research Unit No. 2 to develop rapid tests for certain tropical diseases, including dengue virus, leptospirosis and scrub typhus, to which US Naval personnel are exposed in overseas assignments. Under the agreement, the Company will use antigen supplied by the US Navy to develop the tests, while the Navy will provide laboratory space and staff devoted to the project. The Company is obligated to provide remuneration of up to $19,000 to the Navy in exchange for its services.

The Company has conducted preliminary research that indicates its rapid test format may be expanded to detect other diseases, such as tuberculosis, measles, malaria, rubella, tetanus, herpes, chlamydia, mumps, influenza, parvovirus, pertussis, certain cancers, tumor markers and cardiac disease markers. Additionally, the Company believes that, in many cases, its tests may be able to use saliva for analysis as well as blood and serum, although research has not been completed on this.

The Company has received an Investigational Device Exemption for Omni-SAL(R) from the FDA which allows the Company to conduct clinical trials in the United States for the purposes of determining whether Omni-SAL(R) may be used for collecting saliva samples for HIV testing in conjunction with certain laboratory assays. The Company is considering partnering relationships to enable it to pursue such regulatory approval and subsequently to market Omni-SAL(R) in the United States as part of a home collection testing system for HIV infection.

The Company expended approximately $665,500 and $617,400 in research and development costs, respectively, in fiscal years 1997 and 1996. See Note 1 of Notes to Consolidated Financial Statements.

Limited revenues have been generated from sales of the Company's rapid testing platforms in their current designs. The Company will be required to devote considerable additional efforts to finalize its products. Satisfactory completion of development, testing, evaluations, obtaining regulatory approvals and achieving sufficient production levels of such products will be required prior to their being available for commercial sale. The Company's products remain subject to all the risks inherent in the introduction of new diagnostic products, including unanticipated problems, as well as the possible insufficiency of funds to continue design and development which could result in abandonment of or substantial change in the design or development of such products. There can be no assurance that such products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, could have a material adverse effect on the Company.

MARKETING, SALES AND DISTRIBUTION

The Company is currently marketing its medical specimen collection devices (Omni-SAL(R), Saliva*Sampler and Omni-Swab) in many countries and is currently marketing two of its three HIV rapid tests (Sero*Strip HIV and Hema*Strip HIV) outside the United States. These HIV rapid tests are not yet approved for marketing in the United States.

The Company has directed its initial primary marketing and distribution efforts for its HIV-related products to international markets, principally in Asia, Latin America, Eastern Europe, the Middle East and Africa. The reported success in 1996 of certain therapies for AIDS and HIV infection, such as protease inhibitors and immune boosters, caused the Company to include the United States and Canada in its primary marketing strategy. Despite the lower rate of HIV infection in the United States, the Company believes the reported benefits of early medical intervention for those who can afford treatment will spur demand for HIV test products in the United States. Sales of the Company's HIV-related products in the United States are subject to obtaining FDA approval. (See "Manufacturing and Supply" and "Regulation--Domestic Regulation", below.) The Company intends to file with the FDA for approval of its HIV products in 1998. To proceed with FDA approval, the Company must enter into an alliance with a strategic partner or have available substantial cash reserves. The Company is currently seeking an alliance.

For international distribution of its products, the Company's strategy has been to form direct relationships with in-country distributors of medical products for both distribution and assistance in obtaining local regulatory approval. This strategy has proven satisfactory in smaller countries and in Brazil, Russia, China and Mexico, but less so in other markets, such as Thailand. In 1996, the Company appointed its first Sales and Marketing Director to represent the Company internationally.

In November 1997, the Company signed two agreements with BioChem ImmunoSystems, Inc.("BioChem"), a division of BioChem Pharma, Inc., a Montreal-based conglomerate with significant international sales in infectious disease therapies and diagnostics, for international distribution of the Company's rapid tests for HIV infection. The Company will purchase BioChem's proprietary peptides for HIV detection in its testing kits. In return, BioChem will purchase certain of the Company's products for international sales under its own private label, except in territories where the Company has pre-existing license arrangements.

In November 1996, the Company signed a letter of intent to enter into a distribution agreement with another Canadian company, Advanced Pathology Services Canada, Inc. ("APS Canada"), for distribution of the

Company's products except Stat*Simple in selected geographic regions outside the United States. On May 15, 1997, the parties entered into a definitive agreement pursuant to the letter of intent. The agreement grants to APS Canada five-year exclusive distributorship for the designated territory. APS Canada is a division of The APS Group of Companies, based in London, England. APS Canada provides specialized human and veterinary medical testing services and maintains a laboratory exclusively devoted to saliva testing.

In March 1994, the Company granted a non-exclusive, worldwide license to Orgenics, Ltd., an Israeli corporation ("Orgenics"), pursuant to which Orgenics may make or have made diagnostic products incorporating the Company's Omni-SAL(R) technology, and may use, sell, or license such products worldwide (the "License Agreement"). The License Agreement expires the later of January 31, 2111 or the date on which any patents for the Omni-SAL(R) technology expire. Orgenics has paid the Company an initial licensing fee of $200,000 and will pay 4% royalties on sales of Orgenics' products which incorporate the Company's Omni-SAL(R) technology. In the event the Company ceases production of Omni-SAL(R), Orgenics, Ltd. has the option, pursuant to the License Agreement, to purchase from the Company the molds and equipment necessary to produce Omni-SAL(R) and would thereafter pay to the Company 6% royalties on sales of Omni-SAL(R) products produced and sold by Orgenics, Ltd. The Company understands that Orgenics is not currently exploiting its rights under the Company's license. The Company is pursuing its rights to cancel the license and is considering a new distribution arrangement with Orgenics. There can be no assurance that such an agreement will be concluded or that Orgenics will manufacture or sell any product which will generate royalties for the Company.

The Company also has an agreement with Fremont Novo Sciences to license and distribute the Company's rapid diagnostic tests through the Tata Merind Group in India. This agreement allows Fremont Novo Sciences the ability to manufacture and distribute the Company's strip products at an equivalent quality to tests produced in the U.S., providing that the pricing is advantageous to the Company. Fremont Novo Sciences, through the Tata Merind Group, will also distribute the Company's products in India.

The Company has submitted certain of its products for evaluation to the World Health Organization ("WHO"), a division of the United Nations that maintains an inventory of medical goods for impoverished nations and non-governmental health organizations. Certain smaller countries without their own regulatory agencies rely on results of WHO evaluations as part of their approval of products for use and sale in their countries. In 1996 the Company bid for a contemplated bulk purchase by WHO of the Company's Sero*Strip HIV. In April 1997, WHO notified the Company that the Sero*Strip HIV was evaluated by the United Nations AIDS Program and found to conform with its minimum requirements. Accordingly, WHO agreed to include the Company's Sero*Strip HIV among the approved products for WHO bulk purchases during the years ending February 28, 1998 and 1999.

Sales to Fremont Novo Sciences accounted for approximately 17% of total product sales in 1997. Sales to three customers, Fitzco, Inc., Osborn Laboratories and Beacon Diagnostics, Inc. accounted for approximately 20%, 18%, and 11% respectively, of total product sales in 1996. The loss of sales to any of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations. (See Note 1 of Notes to Consolidated Financial Statements.)

The Company has limited marketing resources. Achieving market acceptance will require substantial marketing efforts and capabilities. The Company relies in large part on forming partnerships for marketing and distribution of its products. There can be no assurance that the Company will form alliances with potential distributors or that such distributors will be successful in promoting the Company's products.

MANUFACTURING AND SUPPLY

Omni-SAL(R) is manufactured at Wesley Coe, Ltd. in the U.K. and distributed from SDS International, Ltd., while Omni-Swab and Saliva*Sampler are manufactured at MML Diagnostic Packaging, Inc. ("MML") in the United States and distributed by the Company. Manufacturers, if located in the United States or if manufacturing products which are to be sold in the United States, must comply with the FDA's good manufacturing practices ("GMP") and pass pre-approval inspections by the FDA and periodic GMP inspections. The Company has been advised by MML that MML is in compliance with GMP and other FDA regulations. There can be no assurance that MML will continue to comply with GMP, that the Company will be able to locate additional manufacturers that comply with GMP or secure agreements with such manufacturers on terms acceptable to the Company. There can be no assurance that MML will be able to meet the Company's requirements or that MML will continue to manufacture Omni-Swab or Saliva*Sampler on terms acceptable to the Company.

In 1996, the Company began to design and build equipment for automated production of its rapid tests at its Vancouver, Washington facility in the United States. The Company intends to outsource all manufacturing of its products in 1998. Until outsourcing is complete, the Company believes the equipment at its Vancouver, Washington facility will be used for primary assembly of materials, with additional assembly and packaging to be completed at a facility in the U.S. or U.K. The Company is required to meet certain conditions, including compliance with applicable FDA requirements in order to manufacture its tests at its Vancouver facility and to export its products from there. The Company believes it is in compliance with those requirements. In addition, the Company may be required to obtain permits in foreign countries where its products are intended for distribution, and must obtain separate FDA product approvals for sales within the United States. (See "Regulation - Domestic Regulation.") Following outsourcing of manufacturing, the Company expects to use the equipment at its Vancouver, Washington facility solely for research and development purposes.

The Company believes that most of the components used in the manufacture of its proposed products are currently available from numerous suppliers located in the United States, Europe and Asia. The Company believes, however, that certain components are available from a limited number of suppliers. Although the Company believes that it will not encounter difficulties in obtaining these components, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of components and the possible inability to secure alternative sources of components could have a material adverse effect on the Company's ability to manufacture its products. In addition, development and regulatory approval of the Company's products in the United States are dependent upon the Company's ability to procure certain components and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of certain components in their premarket approval applications ("PMAs"), if any such component were no longer available from the specified supplier, FDA approval of a new supplier would be required, resulting in potential manufacturing delays.

REGULATION

DOMESTIC REGULATION

FOOD AND DRUG ADMINISTRATION. In the United States, under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacture, testing, and marketing of medical devices that are made or distributed domestically. Two of the Company's domestically made and/or distributed products, Omni-Swab and Saliva*Sampler, have received FDA clearance for domestic distribution for certain limited purposes. (See also "Manufacturing and Supply", above.)

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

A manufacturer of medical devices which can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a premarket approval application ("PMA") can seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification ("510(k) Notice"). The 510(k) Notice may have to be supported by various types of information, including performance data, indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. In February 1998, the Company filed a 510(k) Notice for its Stat*Simple H.pylori tests.

The Company is pursuing several strategies for initiating FDA review of its products not already approved or cleared for domestic distribution. These strategies include alliances with other companies and selling limited licensing rights to the Company's products to companies who agree to seek FDA approval for them.

The Company may also directly apply for FDA approval of those products.

In January 1995, the FDA classified Omni-Swab as a Class I medical device. In August 1995, in response to a 510(k) Notice made by the Company, the FDA approved Saliva*Sampler as a Class II device, accepting the Company's contention that, under the 510(k) application guidelines, Saliva*Sampler demonstrated "substantial equivalency" to other non-saliva collection devices already in use for general purposes.

The Company believes that all of its HIV products would, if submitted to the FDA, fall under the Class III category of medical devices. This includes the Company's saliva collection device, Omni-SAL(R), if marketed as a specimen collection device for HIV testing. The Company believes its proposed assay for H.pylori, however, could be approved as a Class II device. There is no assurance that the Company's position with respect to these products will prevail with the FDA.

If human clinical trials of a proposed device are required, and the device presents "significant risk," the manufacturer or distributor of the device will have to file an Investigational Device Exemption ("IDE") with the FDA prior to commencing human clinical trials. The IDE must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at a specific number of Investigational sites and are limited to the number of subjects approved by the FDA. The Company has generated substantial supporting data required for the IDE for its immunoassays for diseases and conditions such as HIV infection and schistosomiasis.

In 1994, the FDA granted the Company's request to classify Omni-SAL(R) under the IDE provisions of the FDC Act, allowing the Company to manufacture and distribute Omni-SAL(R) for the limited purpose of demonstrating the efficacy of using saliva as a diagnostic medium for HIV antibody testing.

In 1995, the FDA authorized the Company to begin clinical trials in the United States to determine whether Omni-SAL(R) could be used as a saliva collection device for HIV testing in conjunction with certain laboratory assays. The Company has not conducted any clinical trials for Omni-SAL(R) in the United States due to lack of financing for such trials, although preclinical data has been generated for the device in the United States and foreign countries.

The development, manufacture and sale of the Company's products in the United States are subject to regulation by the FDA and other governmental agencies. The process of obtaining FDA approval is costly and time-consuming, and there can be no assurance that any of the Company's products not yet approved will be approved by the FDA or other regulatory agencies. Delays in obtaining regulatory approvals may materially adversely affect the development, testing or marketing of the Company's products and the ability of the Company to generate product revenues therefrom. If and when the Company's products are approved by the FDA, they will be subject to continuing regulation by the FDA and state and local agencies. The FDA has established a number of requirements for manufacturers, including GMP (see discussion above), and requirements regarding labeling and reporting. The failure to comply with these requirements can result in regulatory action, including warning letters, product seizure, injunction, product recalls, civil fines and prosecution. An FDA enforcement action could have a material adverse effect on the Company. To date, the Company has not been the subject of any FDA enforcement actions. The FDA also audits clinical studies for compliance with applicable requirements.

OVERSEAS REGULATION AND DISTRIBUTION.

Regulatory approval for medical devices vary from country to country. Some countries do not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. The Company has submitted Sero*Strip to WHO for evaluation, and intends to submit its other HIV tests to WHO as well. WHO's evaluation of Sero*Strip has been completed and WHO has found that Sero*Strip meets its standards for rapid test performance.

         The following lists the Company's products, where the products are distributed and where regulatory approval is pending.

         1. Omni-SAL(R) is being distributed or has been approved as a sample collection device for HIV testing and other uses in the United Kingdom and various other countries. The Company has submitted Omni-SAL(R) for approval as a sample collection device for HIV testing and other uses in South Africa, and plans to apply for approval in several other European and Middle Eastern nations where such approval is required. Approval in South Africa is pending, subject to the results of a clinical trial with the National Institute of Virology in Pretoria, South Africa.

         2. Omni-Swab is distributed in the United States and in many of the countries in which Omni-SAL(R) is distributed.

         3. Saliva*Sampler is distributed in the United States and Israel.

         4. Sero*Strip was approved for use and sale in Russia by the Russian Ministry of Health in 1996, and has received a certificate of free sale from the U.K. government. It is currently registered in Brazil, India, Kenya, Romania, and Malaysia, and is pending approval (where needed) in other Asian, European, and Latin American countries. The Center for Disease Control in Atlanta, Georgia has concluded studies using Sero*Strip and has purchased such tests for research use in Atlanta and for epidemiological purposes overseas.

         5. Hema*Strip has been approved for use and sale in Russia. In April 1996, Hema*Strip received a certificate of free sale from Singapore, and in June 1997, the Company received a similar certificate in the U.K. This test is also approved for sale in Brazil, Chile, Romania, Kenya, China, and Malaysia.

         6. Saliva*Strip is in final stages of development in its current form. When completed, the Company intends to submit the device for approval (if needed) and distribution in the same areas where its other products are sold. There is no assurance, however, that any such approvals will be timely obtained or obtained at all. The device has been issued a certificate of free sale in the U.K.

         7. Clinical trials in the United States for Stat*Simple pylori have now been completed and in February 1998, the Company filed a 510(k) Notice for this product. The product is on sale in Italy, Denmark, Austria, Saudi Arabia and Mexico, and has been issued a Certificate of Free Sale in the U.K.

COMPETITION

The market in which the Company operates, saliva and blood-based collection and diagnostic testing, is highly competitive. The Company is aware of certain entities, including ChemTrak, Inc., Epitope, Inc., Quidel, Inc. and Trinity Biotech, plc and specialized biotechnology firms, as well as universities and other research institutions, which have developed or are developing technologies and products which are competitive with Omni-SAL(R) and the Company's products under development. Many of these competitors are established and have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its products will increase as the perceived benefits of saliva-based testing become more widely recognized, which may result in lower prices of the Company's products and reduced gross revenues. There can be no assurance the Company will be able to compete successfully.

In the biotechnology industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company can keep pace with such changes or avoid product obsolescence.

INTELLECTUAL PROPERTY

The Company has applied for patents in the United States and other countries on certain aspects relating to Omni-SAL(R), a saliva collection device, and Omni-Swab, a medical specimen collection device. To date, ten such patents have been awarded, four in the United States, and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protections in the United States and other countries for certain aspects relating to its collection devices and rapid test technology. No assurance can be given that patents will be issued to the Company pursuant to its patent applications in the United States and abroad, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection.

Immuno chromatography, the principle on which the Company's rapid tests are based is a technology covered by exising patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. Additional analytes may be negotiated as they become available.

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

EMPLOYEES

As of December 31, 1997, the Company employed 24 full-time persons, including four engaged in research and development, one in regulatory affairs, 10 in manufacturing, three in sales and marketing, and six in administration. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

RECENT DEVELOPMENTS

Significant developments involving the Company have occurred since December 31, 1997. On January 26, 1998, the Company entered into a Securities Purchase Agreement with an accredited investor for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share. Pursuant to the Agreement, the Company sold a total of 1,500 shares of the Preferred Stock for an aggregate purchase price of $1,500,000. After payment of a finders fee and attorneys fees, the Company raised $1,342,500 net proceeds from the private placement. (See Note 15 of the Notes to Consolidated Financial Statements and Item 6 - Liquidity and Capital Resources below).

The Company held a special meeting of shareholders on February 26, 1998 for consideration of an amendment to the Company's Certificate of Incorporation authorizing a reverse stock split of the Company's Common Stock at a ratio of up to 10:1. The Board sought such authorization to enable the Company to increase its per share Common Stock price for Nasdaq compliance purposes. (See Item 5 - "Market for Common Equity and Related Stockholder Matters," below.) The shareholders approved the amendment by an overwhelming majority. In light of pending developments with Nasdaq, however, the Board of Directors deferred its decision as to whether to implement the reverse stock split.

Effective with the close of the market on March 10, 1998, the Companys securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading of the Companys securities is currently being conducted in the over-the-counter market on the OTC Bulletin Board (See Item 5 - "Market for Common Equity and Related Stockholder Matters").

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices and laboratory facility are located at 11719 NE 95th Street, Vancouver, Washington in an approximately 12,000 square foot facility. The premises are occupied pursuant to a lease with an unaffiliated party which expires in August 2002. The Company believes this facility is adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

Hardy v. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut in August 1994 by Luc Hardy, a former director and officer of the Company. The complaint alleges several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his termination. The complaint seeks damages and punitive damages in an unspecified amount. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. In October 1997, a hearing was held on the Company's motions to set aside the jury verdict and for a new trial. The Company is currently awaiting a decision on these motions. There can be no assurance such motions will be granted. A final judgment in this case consistent with the jury verdict will have a material adverse effect on the Company.

Meritxell Ltd. v. Saliva Diagnostic Systems, Inc., filed in the United States District Court for the Southern District of New York, involved a dispute with respect to the conversion rate of a convertible debenture issued to Meritxell by the Company. The plaintiff sought damages in an unspecified amount. In February 1997, the Company's motion for summary judgment was granted and the lawsuit was dismissed with prejudice.

In January 1997, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. The parties did not reach a settlement and, in February 1998, Mr. Lealos filed a complaint against the Company in the same court which alleges substantially the same claims. The complaint seeks damages in the approximate amount of $1,000,000. Management of the Company intends to vigorously defend the Company. In March 1998, the Company filed a response to the complaint and asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion. There can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending or have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on November 21, 1997. The following matters were submitted to the Company's shareholders for their consideration:

  1. Approval of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock, par value $.01 per share, from 33,000,000 shares to 50,000,000 shares. On this matter, 22,465,699 votes were cast for, 2,074,760 votes were cast against and there were 138,935 abstentions as to, the increase in authorized shares.

  2. Approval of an amendment to the Company's Certificate of Incorporation to authorize the creation of a new class of stock, designated "Preferred Stock." On this matter, 10,359,165 votes were cast for, 2,840,893 votes were cast against and there were 221,000 abstentions as to, the increase in authorized shares.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until the close of market on March 10, 1998, the Company's common stock was included in The Nasdaq SmallCap Market under the symbol "SALV." The following table sets forth the high and low bid quotations as reported by The Nasdaq SmallCap Market for the periods indicated. The market quotations represent prices between dealers, do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                    HIGH               LOW

1997
First Quarter                    $   2.06          $   1.16
Second Quarter                       1.78              0.94
Third Quarter                        1.47              0.63
Fourth Quarter                       1.22              0.31

1996
First Quarter                    $   2.44          $  0.47
Second Quarter                       5.00             1.63
Third Quarter                        3.13             1.31
Fourth Quarter                       2.34             1.06


Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdsaq continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

There were 452 shareholders of record and 8,677 beneficial owners of the Company's common stock at March 25, 1998. There were no cash dividends declared or paid in fiscal years 1997 or 1996. The Company does not anticipate declaring such dividends in the foreseeable future.

Warrants to purchase approximately 1.4 million shares of the Company's common stock at $1.25 per share, which were set to expire on March 31, 1998 and have been extended to June 30, 1998, traded on The Nasdaq SmallCap Market under the symbol "SALVW" until the close of market on March 10, 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $28,526,458 at December 31, 1997. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. Despite the Company's preferred stock financing in January 1998 (see Note 15), substantial additional financing will be required in 1998. There can be no assurance that such financing will be achieved. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. (See "Description of Business- General" and Note 2 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of product sales. Revenues increased 92% to $1,422,296 in 1997 from $740,650 in 1996. The increase in product sales revenue was primarily attributable to increasing demand for the Company's rapid testing systems. Additionally, in 1997 sales of Sero*Strip HIV and Hema*Strip HIV increased as the Company had more approvals to sell these two products in countries outside the United States. Sales to one customer represented approximately 17% of total revenues in 1997. Sales to three customers accounted for approximately 20%, 18% and 11%, respectively of total revenues in 1996.

COST OF PRODUCTS SOLD. Costs of products sold increased to $1,426,638 (100.3% of product sales) in 1997 from $894,841 (125% of product sales) in 1996. Costs of products sold increased as a percentage of product sales due to increased manufacturing overhead, larger square footage of manufacturing facilities and an increase in the number of manufacturing personnel in early 1997. During 1997, the Company reviewed the production efficiency, costs and regulations related to its manufacturing facilities, and as a result of this review, the Company decided to close its Singapore manufacturing operations in the third quarter of 1997. The Company expects the costs of products to decrease in 1998 due to the closure of facilities in Singapore and reduction in personnel.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 8% to $665,475 in 1997 from $617,358 in 1996. In 1996, research and development efforts were expanded for product development for Saliva*Strip and Stat*Simple and rapid tests for Hepatitis. In 1997, research and development efforts were focused primarily on Stat*Simple in order to submit this product to the FDA for marketing clearance, which occurred in February 1998. Additionally, in 1997, the Company was focused on cost controls in all departments, including research and development, and thus intentionally reduced these costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.7% to $5,270,955 in 1997 from $3,911,587 in 1996. The increase was primarily the result of increased legal fees related to litigation matters and securities filings and compliance matters in 1997 and compensation expense related to the grant of stock options in 1997, offset by the result of cost cutting programs put in place to reduce administrative expenses. The Company expects selling, general and administrative expenses to decrease in 1998 due to the closure of facilities in Singapore and reduction in personnel.

WRITE-OFF OF GOODWILL. In September 1995, the Company purchased the minority interest in its 90% owned subsidiary, SDS Asia and the minority interest in SDS Asia's 83% owned subsidiary. The transaction was accounted for as a purchase and resulted in an excess of purchase price over net assets acquired of $600,000. In 1996, the Company reviewed its Singapore operations and concluded that the use of Singapore as a primary manufacturing source was no longer required. Accordingly, the Company assessed the recoverability of the remaining goodwill associated with the purchase of SDS Asia, which resulted in a write-off of the remaining goodwill, $540,000, at December 31, 1996.

RESTRUCTURING EXPENSE. Results of operations of 1997 included a charge associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The Company plans to out-source manufacturing previously performed in Singapore to qualified sources and locations. Total costs accrued in connection with the restructuring at the end of the third quarter of 1997 were $194,000 and included approximately $100,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $47,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write off of leasehold improvements. The change in the restructuring reserve during the fourth quarter of 1997 consisted of approximately $61,000 of additional employee termination costs and a $24,000 charge related to a portion of the cumulative foreign translation account related to Singapore operation.

INTEREST EXPENSE AND LOAN FEES. Interest expense increased to $413,993 in 1997 from $28,861 in 1996. In March 1997, in connection with the sale of $1.5 million of Convertible Debentures, due February 28, 1999 (the "Debentures"), a discount of $375,000 was recorded, resulting from an allocation of proceeds to the discounted conversion feature. This discount was written off to interest expense at June 30, 1997, in connection with the conversion of the Debentures.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. (See Note 9 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of Common Stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the Debentures. In June 1997 and August 1997, the Company entered into three separate common stock subscription agreements for the issuance and sale of a total of 4,082,905 shares of Common Stock for an aggregate purchase price of $2,063,000, net of offering costs.

Cash used in operating activities in 1997 was $3,896,427. This was primarily a result of a net loss of $6,612,212, offset by the non-cash write-off of the discounted conversion feature of the Debentures sold in March 1997, the amount of accrued interest on the Debentures which was converted to Common Stock, and a non-cash charge for compensation expense recorded on issuance of stock options.

Cash used in investing activities in 1997 was $14,438, and included the purchase of manufacturing equipment totalling $62,720. The Company has no material commitments for capital expenditures at December 31, 1997.

Cash provided by financing activities in 1997 was $3,405,797. This was the result of net proceeds of $2,063,414 from the issuance of Common Stock in July and August 1997 and net proceeds of $1,380,000 from the sale of the Debentures in March 1997.

In March 1997, the Company received net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of 7.5% convertible debentures due February 28, 1999 (the "Debentures"). In connection with the issuance of the Debentures, the Company also issued to Grayson & Associates, Inc. warrants to purchase up to 89,552 shares of the Company's Common Stock for a purchase price of $1.34 per share on or before March 14, 2002. In May and June 1997, the holders of the Debentures agreed to an acceleration of conversion and converted the Debentures into a total of 1,736,824 shares of Common Stock, plus interest in the form of 27,604 shares of Common Stock. In October 1997 and January 1998, the holders of the Debentures exercised their rights to receive an additional approximately 1,560,000 shares after certain conditions had been met. No further rights or obligations for the issuance of Common Stock are outstanding under the terms of the Debentures.

A discount was recorded at the date of issuance of the Debentures, resulting from an allocation of proceeds to the discounted conversion feature, which was to be amortized to interest expense over the conversion period. Additionally, financing costs related to these Debentures were deferred and amortized, using the effective interest method, over the term of the Debentures. The discount and remaining unamortized financing costs of $375,000 and $99,800, respectively, were written off to interest expense and additional paid in capital, respectively, upon the early conversion of the Debentures.

In June and August 1997, the Company entered into three separate common stock subscription agreements pursuant to which the Company issued and sold a total of 4,082,905 shares of its Common Stock for an aggregate purchase price of $2,063,000, net of offering costs. As a finder's fee, the Company paid $104,800 in cash and warrants to purchase 161,600 shares of the Common Stock for an exercise price of $0.50 per share, and 33,032 shares of the Common Stock for an exercise price of $0.72656 per share, all of which expire on June 30, 2002.
Also in connection with the private placement, the Company issued warrants to purchase up to 100,000 shares of the Company's Common Stock, exercisable at any time from January 1, 1998 to January 1, 2003, at an exercise price of $1.00 per share.

In connection with the private placement, the Company also entered into separate registration rights agreements under each of which the Company is required to file a registration statement covering resales of shares of the Common Stock. A registration statement on Form S-3 covering resales of such shares was declared effective on September 30, 1997. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a post-effective amendment to the registration statement on Form SB-2.

On January 26, 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share (the "1998-A Preferred Stock") (the "Preferred Offering"). Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the Investor for an aggregate purchase price of $1,500,000. The Investor is entitled to receive a number of shares of the Company's Common Stock, upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $0.3375, and (ii) 80% of the average closing bid price of the Common Stock for the five trading days prior to conversion. The timing of conversion is subject to certain restrictions. The Securities Purchase Agreement provides for an additional offering of up to $1,500,000 of an additional series of the Company's preferred stock may be purchased at the investor's option upon substantially the same terms as the Preferred Offering. This option must be exercised by the Investor on or prior to September 26, 1998.

In connection with the Preferred Offering, the Company also entered into a separate registration rights agreement with the investor under which the Company is required to file a registration statement covering resales of shares of the Common Stock issuable upon conversion of the 1998-A Preferred Stock, which registration statement must be filed on or before February 26, 1998 and be declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a pre-effective amendment to the registration statement on Form SB-2.

In connection with the issuance of the 1998-A Preferred Stock, the Company paid a cash fee of 7.5% of the gross proceeds and attorney's fees equal to 0.5% of the gross proceeds. The Company also issued warrants to purchase up to 750,000 shares of Common Stock at an exercise price of $0.3375 per share, which expire on January 26, 2003. In addition, the Company has agreed to issue additional warrants to purchase up to 250,000 shares of Common Stock if and when the 1998-B Preferred Stock is issued.

The Company's capital requirements have been and will continue to be significant. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. Despite the Company's preferred stock financing in January 1998 (see Note 15), substantial additional financing will be required in 1998. There can be no assurance that such financing will be achieved. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

YEAR 2000 ISSUE

The Company is aware of the critical business issue of how existing computer software programs and operating systems will accommodate the Year 2000. Programs and systems that do not properly recognize date sensitive information upon the roll-over of the two-digit year value to "00" could generate erroneous data or cause systems to fail. Management is in the process of determining the impact the Year 2000 issue will have on the Company and its revenues, both directly and indirectly through third parties such as suppliers. The Company intends to send a written request to its suppliers for an assessment of the impact the Year 2000 issue might have on their activities. Based upon information currently available, the Company does not expect the costs of addressing the Year 2000 issue will have a material impact on the Company's financial position or on its results of operations.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP and Hollander, Gilbert & Co. are included in this report as follows:

     Report of Arthur Andersen LLP                                      F-1

     Report of Hollander, Gilbert & Co.                                 F-2

     Consolidated Balance Sheets as of December 31, 1997 and 1996       F-3

     Consolidated Statements of Operations -                            F-4
          For the Years Ended December 31, 1997 and 1996

     Consolidated Statement of Stockholders' Equity -                   F-5
          For the Years Ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows -                            F-6
          For the Years Ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statements                         F-7

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Saliva Diagnostic Systems, Inc. (an Oregon Corporation) as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Arthur Andersen LLP

Portland, Oregon
March 23, 1998

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
Saliva Diagnostic Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 1996 and the results of operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

                                           Hollander, Gilbert & Co.

Los Angeles, California
March 21, 1997

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                --------------------------------
                                                                    1997                   1996
                                                                ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    271,312        $    776,380
   Accounts receivable, less allowance of $42,000(1997)
      and $0 (1996)                                                  154,052             178,436
   Inventories                                                       458,177             268,431
   Prepaid expenses                                                   51,876              34,425
                                                                ------------        ------------
      Total current assets                                           935,417           1,257,672

   Property and equipment, less accumulated
      depreciation of $995,853(1997) and $792,309(1996)              434,457             493,649
   Deposits                                                           40,162             188,647
   Restricted cash                                                   120,500             120,500
   Patents and trademarks, less accumulated
     amortization of $48,375 (1997) and $39,183 (1996)               108,541             117,733
                                                                ------------        ------------
                                                                $  1,639,077        $  2,178,201
                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $    670,400        $    277,292
   Accrued expenses                                                1,473,944             540,781
   Accrued interest payable                                           68,240              68,240
   Current portion of long-term debt and
     obligations under capital leases                                 33,779              35,057
                                                                ------------        ------------
       Total current liabilities                                   2,246,363             921,370
Long-term debt and obligations under capital
  leases, net of current portion                                      59,401              96,199
                                                                ------------        ------------
       Total liabilities                                           2,305,764           1,017,569

Commitments and contingencies (Note 13)

Shareholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized (1997), none issued and
      outstanding                                                          -                   -
   Common stock, $.01 par value, 50,000,000
     shares authorized (1997), 25,000,000 shares
     authorized (1996), issued and outstanding:
     29,344,624 (1997) and 22,090,785 (1996)                         293,447             220,908
   Additional paid-in capital                                     27,701,417          22,998,052
   Note receivable from shareholder for stock                        (83,825)            (83,825)
   Currency translation adjustment                                   (51,268)            (60,257)
   Accumulated deficit                                           (28,526,458)        (21,914,246)
                                                                ------------        ------------
      Total stockholders' equity                                    (666,687)          1,160,632
                                                                ------------        ------------
                                                                $  1,639,077        $  2,178,201
                                                                ============        ============

      The accompanying notes are an integral part of these balance sheets.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                                ------------        -----------
                                                                     1997                 1996
                                                                ------------        -----------

Revenues:
   Product sales                                                $  1,422,296        $    715,780
   Technology licensing income                                             -              24,870
                                                                ------------        ------------
      Total revenues                                               1,422,296             740,650

Costs and expenses:
  Cost of products sold                                            1,426,638             894,841
  Research and development expense                                   665,475             617,358
  Selling, general and administrative
    expense                                                        5,270,955           3,911,587
  Write-off of goodwill                                                    -             540,000
  Restructuring expense                                              278,537                   -
                                                                ------------        ------------
      Loss from operations                                        (6,219,309)         (5,223,136)


Interest income                                                       28,850              99,418
Interest expense                                                    (413,993)            (28,681)
Other expense                                                         (7,760)                  -
                                                                ------------        ------------
   Net loss                                                     $ (6,212,212)       $ (5,152,399)
                                                                ============        ============

  Basic and diluted net loss per share                          $      (0.27)       $      (0.26)
                                                                ============        ============

  Shares used in basic and diluted per share calculations         24,894,900          20,100,000
                                                                ============        ============



   The accompanying notes are an integral part of these financial statements.

               SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Additional                     Currency
                              Common Stock           Paid-in         Note        Translation     Accumulated
                           Shares       Amount       Capital      Receivable     Adjustment        Deficit           Total
                         ------------ ----------- -------------- -------------- -------------- ----------------- ---------------
Balances, December 31,
  1995                    13,176,366   $ 131,764   $ 17,726,078      $ (83,825)     $ (34,859)    $ (16,761,847)  $     977,311

Exercise of warrants       2,580,861      25,807      2,444,711                                                       2,470,518
Exercise of stock
  options                    104,750       1,048         75,802                                                          76,850
Issuance of shares in
  settlement agreement        16,500         166         53,584                                                          53,750
Convertible debentures
  payable converted
  into common stock        6,212,308      62,123      2,697,877                                                       2,760,000
Currency translation
  adjustment                                                                          (25,398)                          (25,398)
Net loss                                                                                             (5,152,399)     (5,152,399)
                         -------------------------------------------------------------------------------------------------------
Balances, December 31,
  1996                    22,090,785     220,908     22,998,052        (83,825)       (60,257)      (21,914,246)      1,160,632
Beneficial conversion
  feature related to
  Convertible Debentures
  issued March 1997                                     375,000                                                         375,000
Conversion of
Debentures
  into common stock        1,736,824      17,368      1,482,632                                                       1,500,000
Write-off of
  unamortized financing
  costs                                                 (99,800)                                                       (99,800)
Issuance of common
  stock pursuant to
  Debenture and private
  placement conversion
  reset provisions         1,399,356       13,994        (13,994)                                                              -
Issuance of common
  stock in payment
  of interest
  on Debentures               27,604         276         29,119                                                          29,395
Sale of common stock
  in private
  placements               4,082,905      40,829      2,022,585                                                       2,063,414
Exercise of stock
  options                      7,150          72            386                                                             458
Compensation expense
  on issuance of stock
  options                                               507,437                                                         507,437
Currency translation
  adjustment                                                                            8,989                             8,989
Net loss                                                                                             (6,612,212)     (6,612,212)
                         -------------------------------------------------------------------------------------------------------
Balances, December 31,
  1997                   29,344,624      293,447   $ 27,301,417      $ (83,825)     $ (51,268)    $ (28,526,458)  $    (666,687)
                         =======================================================================================================



    The accompanying notes are an integral part of these inancial statements.

               SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                        1997              1996
                                                                    ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(6,212,212)       $(5,152,399)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     225,606            290,929
      Compensation expense on issuance of stock options                 907,437                  -
      Net loss on disposal of assets                                     25,900                  -
      Shares issued in lieu of fees and expenses                              -             53,750
      Interest expense related to conversion of Debentures              404,395
      Write-off of goodwill                                                   -            540,000
     Currency translation adjustment                                      8,989            (25,398)
  Changes in current assets and liabilities:
    Accounts receivable                                                  24,384           (135,145)
    Inventories                                                        (189,746)            31,730
    Prepaid expenses and deposits                                       (17,451)            (5,469)
    Accounts payable and accrued expenses                             1,326,271            336,532
                                                                    -----------        -----------
      Net cash used in operating activities                          (3,896,427)        (4,065,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Placement of restricted cash                                               -           (120,500)
   Acquisitions of property and equipment                               (62,770)          (214,418)
   Deposits                                                              48,332           (118,628)
   Other assets                                                               -                124
                                                                    -----------        -----------
     Net cash used in investing activities                              (14,438)          (453,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock, net of
        issuance costs                                                2,063,414                  -
    Proceeds from convertible debentures, net of
        issuance costs                                                1,380,000                  -
    Principal payment of convertible debentures                               -            (25,000)
    Notes payable and interim financing, net                                  -            109,476
    Repayment of long term debt and capital lease obligations           (38,075)           (24,586)
    Exercise of Common Stock options and warrants                           458          2,547,368
                                                                    -----------        -----------
     Net cash provided by financing activities                        3,405,797          2,607,258
                                                                    -----------        -----------
     Net increase (decrease) in cash and cash equivalents              (505,068)        (1,911,634)
         Cash and cash equivalents, beginning of period                 776,380          2,688,014
                                                                    -----------        -----------
         Cash and cash equivalents, end of period                   $   271,312        $   776,380
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                          $     7,800        $    10,144
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Conversion of deposit to property and equipment                   $   100,153        $         -
  Shares issued in lieu of fees and expenses                                  -             53,750
  Conversion of Debentures into Common Stock                          1,380,000                  -

   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Saliva Diagnostic Systems, Inc. (the "Company") develops rapid immunoassays utilizing immunochromatography for the detection of antibodies to selected pathogens, such as the HIV, the virus that causes AIDS, and Helicobacter pylori, a bacteria linked to peptic ulcers and gastric cancer. In addition, the Company develops proprietary specimen collection devices and other diagnostic devices.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SDS International, Ltd. and Saliva Diagnostic Systems (Asia) Ltd. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the assets. Leasehold improvements are amortized over the life of the related lease.

Useful lives are generally as follows:

         Office furniture and equipment    five to seven years
         Machinery and equipment           seven years
         Exhibits                          seven years
         Vehicles                          five years

PATENTS AND TRADEMARKS

The costs of patents and trademarks are being amortized on the straight line method over 17 years.

REVENUE RECOGNITION

Revenue is recognized when products are shipped to customers.

PRODUCT LIABILITY

The Company has not established any allowance for product liability at present because of the limited distribution of its product and limited history which reflect no instance of problems with product liability.

RESEARCH AND DEVELOPMENT

Research and development expenditures include those costs associated with the Company's on-going research and development activities. All research and development costs are expensed as incurred.

INCOME TAXES

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

CURRENCY TRANSLATION

The local currency is the functional currency in the Company's foreign subsidiaries. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at current rates of exchange, and revenues and expenses are translated using weighted average rates during the year. Foreign currency translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included as a component of other income and expense, in the consolidated statements of operations.

LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This Statement requires restatement of all prior-period EPS data presented.

As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the year ended December 31, 1996. For the years ended December 31, 1997 and 1996, primary loss per share was the same as basic loss per share and fully diluted loss per share was the same as diluted loss per share. A net loss was reported in 1997 and 1996, and accordingly, in those years the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 3,153,500 and 1,815,250 shares at December 31, 1997 and 1996, respectively, and warrants for the purchase of 1,947,216 and 1,530,000 shares at December 31, 1997 and 1996, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument when available. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables from large domestic and foreign companies. Sales to one customer accounted for approximately 17% of total product sales in 1997. Sales to three customers, accounted for approximately 20%, 18%, and 11% respectively, of total product sales in 1996. At December 31, 1997 accounts receivable from two customers comprised 32% and 27%, respectively of total net accounts receivable. The Company's foreign sales in 1997 and 1996 were 41% and 55% of total sales, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 1996 balances have been reclassified to conform with the current year's presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

2.     SUBSTANTIAL DOUBT ABOUT ABILITY TO CONTINUE AS A GOING CONCERN

SIGNIFICANT OPERATING LOSSES - ACCUMULATED DEFICIT

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $28,526,458 at December 31, 1997. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's preferred stock financing in January 1998 (see Note 15), substantial additional financing will be required in 1998. There can be no assurances that such financing will be achieved.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with much certainty. The accompanying consolidated financial, statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    RESTRUCTURING

Results of operations of 1997 included a charge associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The Company plans to out-source manufacturing previously performed in Singapore to qualified sources and locations. Total costs accrued in connection with the restructuring at the end of the third quarter of 1997 were $194,000 and included approximately $100,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $47,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write-off of leasehold improvements. The change in the restructuring reserve during the fourth quarter of 1997 consisted of approximately $61,000 of additional employee termination costs and a $24,000 charge related to portion of the cumulative foreign translation account related to Singapore operation.

4. INVENTORIES
Inventories consisted of the following:

                                                               December 31,
                                                  ---------------------------------------
                                                         1997                   1996
                                                      ------------          -------------
           Raw materials                          $       280,438       $        253,000
           Work in process                                 11,569                  2,495
           Finished goods                                 166,170                 12,936
                                                  ----------------      -----------------
                                                  $       458,177       $        268,431
                                                  ================      =================

5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:


                                                                   December 31,
                                                      -----------------------------------
                                                         1997                   1996
                                                      ------------          -------------
Office furniture and equipment                        $    57,988           $    114,041
Machinery and equipment                                 1,105,025                861,957
Leasehold improvements                                     71,568                 97,582
Vehicles                                                  164,774                181,423
Exhibits                                                   30,955                 30,955
                                                      ------------          -------------
                                                        1,430,310              1,285,958
  Less: accumulated depreciation
     and amortization                                    (995,853)              (792,309)
                                                      ------------          -------------
                                                      $   434,457           $    493,649
                                                      ============          =============


6.  ACCRUED EXPENSES

Accrued expenses consisted of the following:


                                                              December 31,
                                                      -----------------------------------
                                                          1997                  1996
                                                      -------------          ------------
Accrued wages and salaries                            $    493,352          $    149,599
Accrued payroll taxes                                       92,144               131,681
Accrued restructuring expenses                             135,522                     -
Accrued litigation expenses                                750,000               250,000
Other accrued liabilities                                    2,926                 9,501
                                                      -------------          ------------
                                                      $  1,473,944          $    540,781
                                                      =============          ============

7. SHAREHOLDERS' EQUITY

On February 20, 1997, at a Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock, par value $.01 per share, from 25,000,000 to 33,000,000 shares.

On November 21, 1997, at a Special Meeting of Shareholders, the shareholders of the Company approved an amendments to the Company's Certificate of Incorporation
(i) increasing the number of authorized shares of the Company's Common Stock, par value $.01 per share, from 33,000,000 to 50,000,000, and (ii) authorizing the creation of a new class of stock, designated "Preferred Stock." The Preferred Stock is issuable in one or more series on terms and conditions to be established by the Board of Directors of the Company. Designations, preferences, conversion rights, cumulative rights, and relative, participation, optional and other rights, including voting rights, qualifications, limitations or restrictions, thereof, are determined by the Board of Directors of the Company.

CONVERSION OF CONVERTIBLE DEBENTURES IN 1996

During 1995, the Company sold privately $3,685,000 of its 9% convertible debentures payable on October 31, 1996. During 1996, certain debenture holders converted $2,760,000 principal amount of debentures into 6,212,308 shares of common stock. At December 31, 1996, all of the debentures had been converted into shares of common stock.

WARRANTS OUTSTANDING

In March 1993, in connection with its initial public offering, the Company issued publicly traded warrants to purchase 1,380,000 shares of the Company's stock at $1.25, which expire on March 31, 1998.

In 1995, in connection with consulting services rendered, the Company issued warrants to purchase 400,000 shares of the Company's Common Stock at $1.00 per share, which expire on March 31, 1998, of which warrants to purchase 90,000 shares were outstanding at December 31, 1997.

In November 1995, the Company issued warrants to purchase 95,000 shares of the Company's Common Stock at 50% of the Nasdaq closing bid price of the day prior to exercise, which expire on November 1, 2001, of which warrants to purchase 60,000 shares were outstanding at December 31, 1997.

In March 1997, in connection with the sale of Convertible Debentures, the Company issued warrants to purchase 89,552 shares of the Company's Common Stock at $1.34 per share, which expire on March 14, 2004, all of which were outstanding at December 31, 1997.

In September 1997, in connection with private placements, the Company issued warrants to purchase 194,632 shares of the Company's Common Stock at $0.50 per share, and 33,032 shares of the Company's Common Stock at $0.72656 per share which expire on June 30, 2002, and 100,000 shares of the Company's Common Stock at $1.00 per share which expire on January 1, 2003, all of which were outstanding at December 31, 1997.

1997 FINANCINGS

In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the 7.5% convertible debentures due February 28, 1999 (the "Debentures"). In connection with the issuance of the Debentures, the Company also issued warrants to Grayson & Associates, Inc. ("Grayson") in consideration of certain financial consulting services performed on behalf of the Company related to the sale of the Debentures. The warrants entitle the holder thereof to purchase up to 89,552 shares of Common Stock from the Company for a purchase price of $1.34 per share on or before March 14, 2002. (The warrantholder has certain demand and piggyback registration rights with respect to the shares that may be issued upon exercise of the warrants.) In May and June 1997, the holders of the Debentures agreed to an acceleration of conversion and to hold the Common Stock issued pursuant to such conversion (the "Early Conversion Shares") in accordance generally with the original conversion schedule. On June 5, 1997, $800,000 in principal amount of the Debentures were converted into a total of 833,598 shares of the Company's Common Stock and on June 30, 1997 the remaining $700,000 in principal amount of the Debentures were converted into a total of 903,226 shares of the Company's Common Stock. A total of $29,395 of accrued interest on the converted Debentures payable June 30, 1997 was paid to holders of the Debentures in the form of 27,604 shares of the Company's Common Stock. In addition, the Company agreed to certain conversion reset provisions, pursuant to which the holders of the Early Conversion Shares may receive certain additional shares of the Company's Common Stock under certain conditions. In accordance with such provisions, one holder of the Debentures exercised his right to receive an additional 57,720 shares on October 15, 1997 and 342,330 shares on January 9, 1998, and the other holder of the Debentures exercised its right to receive an additional 305,922 shares on November 5, 1997 and 856,521 shares on January 9, 1998. No further rights or obligations for the issuance of Common Stock are outstanding under the terms of the Debentures.

The number of shares of Common Stock issuable upon the conversion of the Debentures was determined by dividing the principal amount of the Debentures converted by the Conversion Price, as defined in the Debentures. The conversion price was defined as the lesser of 115% of Company's Common Stock market price at issuance of the Debenture (i.e. $1.9191 per share) or 80% of the Company's Common Stock market price at conversion of the Debenture.

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

On August 22, 1997, the Company entered into a Common Stock Subscription Agreement for the issuance and sale of shares of the Company's Common Stock pursuant to Regulation D, (the "August Offering.") Pursuant to a Common Stock Purchase Agreement between the Company and an investor named therein (the "August Investor") the Company sold a total of 1,250,000 shares of Common Stock for an aggregate purchase price of $750,000. The Closing of the August Offering took place on August 26, 1997.

Tail Wind and the August Investor are entitled to receive additional shares of Common Stock under their respective agreements subject to certain conditions related to the trading price of the Company's Common Stock during a specified period. In accordance with such provisions, the August Investor exercised his right to receive an additional 1,035,714 shares on December 16, 1997. Tail Wind may still be able to exercise its rights under certain circumstances. The Common Stock purchased in the Offering and the August Offering (collectively referred to as "the Offerings") is subject to certain resale restrictions. In connection with the Offerings, the Company also entered into separate registration rights agreements with the Investors, Tail Wind, and the August Investor under each of which the Company is required to file a registration statement covering resales of shares of the Common Stock sold in the Offering within 30 days after the date on which the closing relating to those shares occurred. A registration statement on Form S-3 covering resales of such shares was declared effective on September 30, 1997. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a post effective amendment to the registration statement on Form SB-2.

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

NOTE RECEIVABLE RELATED TO SALE OF STOCK

 In January 1992, the Company sold to its President, who resigned in December 1996, 366,912 shares of common stock for $92,970 for a note payable to the Company in that amount. In 1995, $9,145 of principal on the note was paid. The note bore interest at 6% per annum, and was originally due December 1994, but later extended until December 1995. In December 1995, the Company extended the note for another year. The note was due on December 31, 1996 and, at December 31, 1997, $83,825 plus unpaid accrued interest was outstanding.

8. STOCK-BASED COMPENSATION PLANS

The Company has two stock option plans, a "1992 Plan", under which 350,000 shares of its common stock have been reserved for issuance, and a "1994 Plan", under which 350,000 shares of its common stock have been reserved for issuance. Under both plans, the Company's Board of Directors may grant either incentive stock options with an exercise price of not less than the fair market value of the common stock at the date of grant or non-qualified stock options with an exercise price of not less than 85% of the fair market value of the common stock at the date of grant. The Board of Directors shall determine the period of each option and the time or times at which options may be exercised and any restrictions on the transfer of stock issued upon exercise of any options. Both plans also provide for certain automatic grants to each non-employee director at a price of 100% of fair market value of the common stock at the time of grant. Options generally vest over a period of six months and are exercisable over a period of five years. The following table summarizes all stock option activity for options granted under the 1992 Plan and 1994 Plan, and for non-plan options, during the years ended December 31, 1997 and 1996:

                                          Number of          Option Price
                                           Shares               Range
                                       ----------------    -----------------
Outstanding at December 31, 1995             1,623,500      $0.60 - $6.88
Options granted                                302,500       0.43 - 2.38
Options exercised                             (104,750)      0.60 - 2.38
Options expired or canceled                     (6,000)      0.60 - 1.38
                                       ----------------    -----------------
Outstanding at December 31, 1996             1,815,250       0.43 - 6.88
Options granted                              1,750,000           0.41
Options exercised                              (7,150)       0.43 - 0.60
Options expired or canceled                  (404,600)       0.43 - 2.38
                                       ----------------    -----------------
Outstanding at December 31, 1997             3,153,500      $0.41 - $6.88
                                       ================    =================

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS 123") which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock-based compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost for such plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting as prescribed by APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal year 1997 and 1996 using the Black-Scholes pricing model.

The following weighted average assumptions were used in the computations for the years ended December 31, 1997 and 1996:

                                             1997                1996
                                       ----------------    ------------------
Expected dividend yield                      0%                      0%
Expected stock price volatility             203%                  150%
Risk-free interest rate                       6%                    6%
Expected life of options - years            five                 three

The total value of options granted during 1997 and 1996 was $805,000 and $366,200, respectively, which vested upon grant. The weighted average fair value of options granted during 1997 and 1996 was $0.46 and $1.21, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would have approximated the pro forma amounts show below:

                                             1997                 1996
                                       ----------------     -----------------
Net loss as reported                   $   (6,612,212)      $     (5,152,399)
Net loss pro forma                         (7,017,212)            (5,518,599)
Loss per share as reported                      (0.27)                (0.26)
Loss per share pro forma                        (0.28)                (0.27)

The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995.

The following table summarizes the information about stock options outstanding at December 31, 1997:


                       Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------    ---------------------------------
                                         Weighted        Weighted                          Weighted
                                         Average         Average                           Average
    Range of            Number          Remaining        Exercise         Number           Exercise
 Exercise Prices    Outstanding at     Contractual        Price       Exercisable at        Price
    Per Share        Dec. 31, 1997    Life (months)     Per Share     Dec. 31, 1997       Per Share
    ---------        -------------    -------------     ---------     -------------       ---------

$0.41 - $0.60          1,852,000          113.3           $0.41             1,852,000        $0.41
$1.00 - $1.38          1,242,000           17.3            1.08             1,240,500         1.08
$2.19 - $2.63             53,500           16.2            2.49                53,500         2.49
$5.25 - $6.88              6,000           9.0             6.07                 6,000         6.07
                     ------------                                         ------------
                       3,153,500                                            3,152,000
                     ============                                         ============

9. INCOME TAXES

The Company has a net operating loss carryforward of approximately $21 million which is available to offset future taxable income, if any, expiring through the year 2012. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

10. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

The Company has a note payable to a bank which bears interest at 6.940% per annum and is payable in equal annual installments over 60 months. The note is secured by a time deposit in the amount of $120,500. The Company has acquired vehicles under notes requiring 48 to 60 payments of $1,842 per month including interest at 6% to 10% per annum.

The following represents the maturity schedule as of December 31, 1997:

       1998                    $  33,779
       1999                       22,536
       2000                       24,151
       2001                       12,714
                                ---------
                                  93,180
       Less current
       portion                    33,779
                                ---------
                               $  59,401
                                =========

11.  OPERATING LEASES

The Company leases its offices and laboratory spaces, under operating leases with initial terms of three to seven years. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at December 31, 1997:

        Year Ended December
        31,
        1998                       $  162,475
        1999                          170,059
        2000                          169,788
        2001                          165,254
        2002                          108,282
        Thereafter                          -
                                   -----------
                                   $  775,858
                                   ===========

Rent expense for the years ended December 31, 1997 and 1996 was $330,920 and $301,106, respectively.

 12.     SEGMENT INFORMATION

                                                  December 31,
                                   ---------------------------------------
                                       1997                     1996
                                   --------------           --------------
Product sales:
   United States                  $      584,467          $       393,635
   Asia                                  453,308                   79,218
   United Kingdom                        384,521                  242,927
                                   --------------           --------------
      Total                       $    1,422,296          $       715,780
                                   ==============           ==============


Operating loss:
   United States                  $   (5,734,653)         $   (4,478,691)
   Asia                                 (225,307)               (621,958)
   United Kingdom                       (259,349)               (122,487)
                                   --------------           --------------
      Total                       $   (6,219,309)         $    (5,223,136)
                                   ==============           ==============

Identifiable assets:
   United States                  $    1,422,034          $     1,687,866
   Asia                                        -                  368,562
   United Kingdom                        217,043                  121,773
                                   --------------           --------------
      Total                       $    1,639,077          $     2,178,201
                                   ==============           ==============

13.  COMMITMENTS AND CONTINGENCIES

Luc Hardy, a former director and officer of the Company, filed a complaint in Federal court against the Company and several individual defendants, including former directors and officers of the Company, making certain allegations, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his termination. The complaint seeks damages and punitive damages in an unspecified amount. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. In October 1997, a hearing was held on the Company's motions to set aside the jury verdict and for a new trial. The Company is currently awaiting a decision. There can be no assurance such motions will be granted or that the final judgment in this case will not have a material adverse effect on the Company.

In January 1997, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. The parties did not reach a settlement and, in February 1998, Mr. Lealos filed a complaint against the Company in the same court which alleged substantially the same claims. The complaint seeks damages in the approximate amount of $1,000,000. Management of the Company intends to vigorously defend the Company. In March 1998, the Company filed a response to the complaint and asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion and seeks damages in excess of $1,500,000. There can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

Immuno chromatography, the principle on which the Company's rapid tests are based is a technology covered by exising patents. The Company has secured a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A.

14.  RELATED PARTIES

A member of the Board of Directors of the Company is a partner in a law firm which provides legal services to the Company. During 1997 and 1996, the Company incurred 437,863 and 36,572, respectively, in services provided by this law firm.

15.  SUBSEQUENT EVENTS

JANUARY 1998 FINANCING

On January 26, 1998, the Company entered into a Securities Purchase Agreement with Biscount Overseas Limited (the "Investor") for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share (the "1998-A Preferred Stock") (the "Preferred Offering"). Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the Investor for an aggregate purchase price of $1,500,000. The Investor is entitled to receive a number of shares of the Company's Common Stock, upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $0.3375 (as adjusted for certain capital events, which would include a reverse stock split), and (ii) 80% of the average closing bid price of the Common Stock for the five trading days prior to conversion. The closing of the Preferred Offering took place on January 26, 1998.

The Securities Purchase Agreement provides for an "Additional Offering" of up to $1,500,000 of an additional series of the Company's preferred stock (the "1998-B Preferred Stock") which the Investor may purchase at its option upon substantially the same terms as the Offering. This option, which must be exercised by the Investor on or prior to September 26, 1998, is subject to certain limitations as specified in the Securities Purchase Agreement.

The 1998-A Preferred Stock is convertible into shares of Common Stock on or prior to January 26, 2000, subject to the following restrictions. The Investor may convert up to (i) 25% the 1998-A Preferred Stock at any time from and after April 26, 1998; (ii) 50% of the 1998-A Preferred Stock at any time from and after May 26, 1998; (iii) 75% of the 1998-A Preferred Stock at any time from and after June 25, 1998; and (iv) all of the 1998-A Preferred Stock at any time from and after July 25, 1998.

In connection with the Preferred Offering, the Company also entered into a separate registration rights agreement with the Investor under which the Company is required to file a registration statement covering resales of shares of the Common Stock issuable upon conversion of the 1998-A Preferred Stock sold in the Preferred Offering. Such registration statement is required to be filed on or before February 26, 1998 and be declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a registration statement on Form SB-2 covering resales of these shares.

In connection with the Preferred Offerings, the Company paid a cash fee of 7.5% of the gross proceeds of the Offering to Aryeh Trading, Inc. ("ATI"), and attorney's fees in connection with the Preferred Offering equal to 0.5% of the gross proceeds of the Offering to counsel to ATI. The Company also issued to the Investor warrants to purchase up to 750,000 shares of Common Stock at an exercise price of $0.3375 per share, which expire on January 26, 2003 (the "Warrants"). The holder of the Warrants has certain registration rights with respect to the shares of Common Stock that may be issued upon exercise of the Warrants. In addition, the Company has agreed to issue to the Investor additional warrants to purchase up to 250,000 shares of Common Stock on the same terms as the Warrants if and when the 1998-B Preferred Stock is issued.

The Company held a special meeting of shareholders on February 26, 1998 for consideration of an amendment to the Company's Certificate of Incorporation authorizing a reverse stock split of the Company's Common Stock at a ratio of up to 10:1. The Board sought such authorization to enable the Company to increase its per share Common Stock price for Nasdaq compliance purposes. (See Item 5 - "Market for Common Equity and Related Stockholder Matter," below.) The shareholders approved the amendment by an overwhelming majority. In light of pending developments with Nasdaq, however, the Board of Directors deferred its decision as to whether to implement the reverse stock split.

Effective with the close of the market on March 10, 1998, the Companys securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading of the Companys securities is currently being conducted in the over-the-counter market on the OTC Bulletin Board (See Item 5 - "Market for Common Equity and Related Stockholder Matters").

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K, Item 4, filed with the Securities and Exchange Commission on June 9, 1997, on May 30, 1997 Saliva Diagnostic Systems, Inc. (the "Company") dismissed its independent accountants, Hollander, Gilbert & Co. Such dismissal was recommended and approved by the Company's Board of Directors, and ratified by the Company's shareholders at the Company's annual meeting of shareholders held on May 30, 1997.

The audit reports of Hollander, Gilbert & Co. on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 1996 and 1995 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except: they were modified as to uncertainty of the Company to continue as a going concern. During fiscal years 1996 and 1995 and the subsequent interim period through May 30, 1997, there were no disagreements with Hollander, Gilbert & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not satisfied to Hollander, Gilbert & Co.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during fiscal years 1996 and 1995 and the subsequent interim period through May 30, 1997.

Also on May 30, 1997, the Company engaged Arthur Andersen LLP to be its independent auditors. The Company did not consult with Arthur Andersen LLP at any time prior to its engagement regarding the application of accounting principles to a completed or contemplated specified transaction or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Prior to engaging Arthur Andersen LLP, the Company did not receive any written or oral advice from Arthur Andersen LLP on accounting, auditing, or financial reporting issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                            DIRECTORS OF THE COMPANY

       NAME OF DIRECTOR                 AGE                       POSITION WITH THE COMPANY
       ----------------                 ---                       -------------------------

       Kenneth J. McLachlan              51         President, Chief Executive Officer, Chief Financial
                                                       Officer, Chief Accounting Officer and Director
       Hans R. Vauthier, Ph.D.           73         Director
       Eric F. Stoer, Esq.               53         Director

The following are brief summaries of the business experience of the directors of the Company, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

KENNETH J. MCLACHLAN has served on the Board of Directors since December 1995. In December 1996, Mr. McLachlan was appointed by the Board to serve as the Company's President and Chief Executive Officer. Mr. McLachlan has served as the Company's Chief Financial Officer since June 1996, and as the Company's Chief Financial Officer and Chief Accounting Officer since September 1997. In 1993, Mr. McLachlan founded an international finance and consulting firm in the Netherlands. From 1988 to 1993, Mr. McLachlan served as Chief Financial Officer and Executive Vice President of Corange - Boehringer Mannheim, a privately-owned multinational health care group.

HANS R. VAUTHIER, PH.D. was appointed to the Board of Directors of the Company in May 1996 to fill the vacancy created by the resignation of Dr. Eugene Seymour. Since 1981, Dr. Vauthier has been a principal of

Vauthier & Partner A.G., a consulting firm located in Basle, Switzerland which assists pharmaceutical companies in discovering and developing new products. Dr. Vauthier received his doctorate in economics and business administration from the University of Bern in Switzerland.

ERIC F. STOER, ESQ. was elected to the Board of Directors of the Company at its Annual Meeting of Shareholders in May 1997. Mr. Stoer has been a partner in the Washington, DC office of the law firm of Bryan Cave LLP since 1990.
His practice is concentrated in the areas of corporate and business law with an international focus. Mr. Stoer has served on the boards of directors of a number of pharmaceutical testing and consulting companies, including Boehringer Mannheim Pharmaceuticals.

                        EXECUTIVE OFFICERS OF THE COMPANY

NAME                                   AGE               CURRENT POSITION(S) WITH COMPANY
------------------------------------------------------------------------------------------------------
Kenneth J. McLachlan                    51   President, Chief Executive Officer, Chief Financial
                                               Officer and Chief Accounting Officer
David Barnes, MD                        52   Managing Director, SDS International, Ltd.
Paul D. Slowey, Ph.D.                   42   Chief Operating Officer and Vice President of Marketing

The following are brief summaries of the business experience of the Executive Officers of the Company. For information on the business background of Mr. McLachlan , see "Directors of the Company" above.

DAVID BARNES, M.D. had served on the Board of Directors of the Company from November 1993 until May of 1997. Dr. Barnes has been the Managing Director of SDS International, Ltd. (UK) ("SDS-UK") since commencement of its operations. Prior to his position as Managing Director of SDS-UK, Dr. Barnes was Director of Medical Services for Hemotex Ltd., a laboratory service primarily involved with the insurance industry in the United Kingdom.

PAUL D. SLOWEY, PH.D. began employment as Director of Sales and Marketing at the Company in August 1996. In May 1997, Dr. Slowey was promoted to Chief Operating Officer and Vice President of Sales and Marketing of the Company. From February 1990 until he joined the Company, Dr. Slowey was employed at INCSTAR Corp., a Minnesota manufacturer of diagnostic products, as International Marketing Manager and Director of International Sales.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during year ended December 31, 1997, all executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for the 1995, 1996 and 1997 fiscal years concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                     COMPENSATION
                                       ANNUAL COMPENSATION (1)                    ----------------
                               ---------------------------------------------           AWARDS
                                                                                     SECURITIES
                                                                 OTHER               UNDERLYING
                                FISCAL                           ANNUAL                OPTIONS            ALL OTHER
                                 YEAR         SALARY          COMPENSATION               (#)            COMPENSATION
                               -------- ------------------ -----------------      ----------------    ----------------
Kenneth J. McLachlan (2)         1997            -             $ 180,000              1,000,000               -
   President and                 1996            -                51,000                   -                  -
   Chief Executive Officer       1995            -                  -                      -                  -

David Barnes, MD (3)             1997       $ 135,000               -                    75,000               -
   Managing Director,            1996         135,000               -                      -                  -
   SDS International, Ltd.       1995         131,750               -                   175,000               -


(1) Amounts shown include compensation earned in each respective fiscal year. No bonuses were paid in any of the fiscal years reported.

(2) Includes 1,000,000 options granted to International Business Consultants ("IBCO"), a Jersey company of which Mr. McLachlan is a principal, pursuant to a Management Consulting Agreement entered into as of December 5, 1997 between IBCO and the Company under which IBCO provides Mr. McLachlan's services to the Company. See "Certain Relationships and Related Transactions." Amounts paid in 1996 included payments to Mr. McLachlan pursuant to a consulting contract which commenced in June 1996 and which was superseded by the Agreement with IBCO. Mr. McLachlan has served as the Company's Chief Financial Officer since June 1996 and was appointed President and Chief Executive Officer by the Board of Directors in December 1996.

(3) Includes options to purchase 175,000 shares of Common Stock granted to Mr. Barnes in 1995 subject to shareholder approval of an increase in the Company's authorized number of common shares; such approval was obtained on February 20, 1997.

In August 1994, the Company entered into an employment agreement with Dr. David Barnes for the position of Managing Director of SDS International, Ltd. (UK). The employment agreement provides for an annual base salary of 79,200(pound) (approximately US $135,000.00) plus the use of a car. If the agreement is terminated for any reason, Dr. Barnes is entitled to receive his base salary for the remaining term of the agreement through August 1998.

The following table sets forth, for each of the named executive officers, information concerning options granted during the fiscal year ended December 31, 1997.

                                            INDIVIDUAL GRANTS
                       ------------------------------------------------------------    POTENTIAL REALIZABLE
                                         PERCENT OF                                  VALUE AT ASSUMED ANNUAL
                                        TOTAL OPTIONS                                  RATES OF STOCK PRICE
                                         GRANTED TO      EXERCISE                       APPRECIATION FOR
                           OPTIONS        EMPLOYEES       PRICE      EXPIRATION         OPTION TERM (2)
         NAME            GRANTED(1)        IN 1997        ($/SH)        DATE              5%           10%
         ----            ----------        -------        ------        ----             ---           ---
Kenneth J. McLachlan        1,000,000 (3)      57%        $0.406      12-05-07         $661,300     $1,053,100
David Barnes, M.D.             75,000           4%        $0.406      12-05-07           49,600         79,000


(1) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on date of grant. Options granted were exercisable upon grant, and have a ten year term.

(2) The potential realizable value is calculated based on the term of the option at time of grant (10 years) and is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions.

(3) Options were granted to International Business Consultants, a Jersey company, of which Mr. McLachlan is a principal. See "Certain Relationships and Related Transactions."

The following table provides certain information concerning the value of unexercised options held as of the end of the fiscal year with respect to the named executive officers. There were no options exercised by the named executive officers in the last fiscal year. All options held by the named executive officers are currently exercisable.

                                                               NUMBER OF
                                                               SECURITIES            VALUE OF
                                                               UNDERLYING          UNEXERCISED
                                                              UNEXERCISED          IN-THE-MONEY
                                   SHARES                        OPTIONS             OPTIONS
                                  ACQUIRED       VALUE          AT FY-END           AT FY-END
                                ON EXERCISE    REALIZED       EXERCISABLE/         EXERCISABLE/
             NAME                   (#)           ($)         UNEXERCISABLE       UNEXERCISABLE
------------------------------ ------------- ------------ -------------------- -------------------

Kenneth J. McLachlan               -             -             1,000,000  /  0       -  /  -

David Barnes, MD                   -             -               358,000  /  0       -  /  -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of March 30, 1998 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                                           COMMON STOCK
------------------------------------------------------          ----------------------------------
                                                                NUMBER OF SHARES       % SHARES
                                                                  BENEFICIALLY       BENEFICIALLY
     NAME AND ADDRESS                                              OWNED (1)            OWNED
------------------------------------------------------          ----------------- ----------------

     Kenneth J. McLachlan (2)
         607 Collingwood House
         Dolphin Square
         London SW1 3NF England                                    1,700,000 (2)         5.4%

     Hans R. Vauthier
         Steinengraben 28
         Ch-4051
         Basel, Switzerland                                          250,000 (3)          *

     Eric F. Stoer, Esq.
          c/o Bryan Cave LLP
          700 Thirteenth Street
          Washington, DC  20005                                      250,000 (4)          *

     David Barnes, M.D.
          c/o SDS International Ltd. (UK)
          11 Sovereign Close
          Sovereign Court
          London, England E1 9HW, UK                                 358,000 (5)         1.2

     All Executive  Officers,  Directors and Director
     nominees as a group, (five persons)                           2,635,800 (6)         8.6%

*     Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from March 30, 1998 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person but not for the purpose of calculating the percentage of Common Stock owned by any other person.

(2) Includes 200,000 shares registered in the name of Bank of Bermuda Trust Company, trustee for the Morar Trust, an irrevocable trust established for the benefit of Mr. McLachlan's children. Also includes 500,000 shares registered in the name of Reads Trust Company Limited, trustee of an irrevocable trust established for the benefit of Mr. McLachlan's children. Mr. McLachlan has no power to vote or dispose of these shares pursuant to the terms of the trusts. Also includes options to purchase 1,000,000 shares of Common Stock which were granted to International Business Consultants, a Jersey company, of which Mr. McLachlan is a principal.

(3)   Includes options to purchase 250,000 shares of Common Stock.

(4)   Includes options to purchase 250,000 shares of Common Stock.

(5)   Includes options to purchase 358,000 shares of Common Stock.

(6) Includes Kenneth J. McLachlan, Eric F. Stoer, Hans R. Vauthier, David Barnes, and Paul D. Slowey, the current directors and executive officers of the Company. Includes options to purchase an aggregate of 1,933,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company entered into a Management Consulting Agreement (the "Agreement") with International Business Consultants ("IBCO"), under which IBCO agreed to provide the services of Ken McLachlan as the Company's President and Chief Executive Officer from December 5, 1997 until December 31, 1998, with an automatic one year extension on January 1, 1999 and each year thereafter unless written notice is given by either the Company or IBCO 90 days prior thereto. Under the Agreement, IBCO will provide the services of Kenneth J. McLachlan as President and Chief Executive Officer of the Company in exchange for a base salary of $180,000 per annum or such greater amount as the Board of Directors of the Company may from time to time determine, commencing January 1, 1998. Upon entering into the Agreement, IBCO was granted options to purchase 250,000 shares of the Company's Common Stock at $0.406 per share. IBCO was also granted options to purchase 750,000 shares of the Company's Common Stock at $0.406 per share as compensation for Mr. McLachlan's previous service to the Company. Additionally, under the Agreement, IBCO is entitled to an annual incentive bonus of 10% of the annual net income of the Company, during the term which IBCO renders services to the Company under the Agreement, payable, at the option of the Company, in cash or Common Stock of the Company. IBCO may be terminated for "cause" or "good reason", as defined in the Agreement.

In January 1997, subsequent to his resignation as President and CEO of the Company in December 1996, Ronald Lealos filed a lawsuit against the Company in Superior Court in Clark County in the State of Washington. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. The parties did not reach a settlement and, in February 1998, Mr. Lealos filed a complaint against the Company in the same court which alleged substantially the same claims. In March 1998, the Company filed an answer to the complaint and asserted numerous counterclaims against Mr. Lealos (the "Counterclaim"), including counterclaims for breach of fiduciary duty and conversion.

In 1992, the Company loaned to Mr. Lealos, then President and Director of the Company, $93,000 to purchase shares of the Company's Common Stock. The loan accrues interest at 6% annually. In 1995, the sum of $9,175 was paid toward the principal of the loan, leaving a remaining principal balance of $83,825 due December 31, 1996. The loan is among the subjects of the Company's Counterclaim.

In July 1997, the Company issued and sold shares of its Common Stock in a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933. Pursuant to a common stock subscription agreement between the Company and the investors named therein, the Company sold a total of 2,420,000 shares of Common Stock for an aggregate purchase price of $1,210,000.

Bermuda Trust Company, trustee for the Morar Trust, of which the children of Kenneth J. McLachlan are beneficiaries, was an investor in the private placement and purchased 200,000 shares for an aggregate purchase price of $100,000.

Eric F. Stoer, a director of the Company, is a partner in the law firm of Bryan Cave LLP, which has provided legal services to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits included herein:


Exhibit
No.        Description
---        -----------

 3.1 Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement No. 33-46648 filed on Form S-1 (the "Form S-1"); and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995

3.2 Certificate of Amendment, dated February 25, 1997, incorporated by reference to Exhibit 2.2 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996

3.3        Certificate of Amendment, dated November 21, 1997 *

3.4        Company's By-laws, as amended *

4.1 Specimen of Certificate Representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-46648)

4.2        Form of Underwriter's Warrant, incorporated by reference to Exhibit
           4.2 of the Form S-1.

4.3 7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997.

4.4 Common Stock Purchase Warrant for 89,552 shares, issued by the Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (Registration No. 333-26795).

4.5 Letter Agreement dated May 28, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File No. 000-21284) (the "June 1997 8-K").

4.6 Letter Agreement dated June 27, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.10 to the June 1997 8-K.

4.7 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K.

4.8 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997 8-K.

4.9 Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to
           Exhibit 4.4 of the June 1997 8-K.

4.10 Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.

4.11 Form of Warrant to be issued to each of Grayson & Associates, Inc. and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.1 of the June 1997 8-K.

4.12 Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company's Registration Statement on Form S-3 dated September 26, 1997 (Registration No. 333-33429) (the "S-3/A").

4.13 Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to Exhibit 10.6 of the S-3/A.

4.14 Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred

           Stock, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, dated January 26, 1998

4.15 Warrant dated as of January 26, 1998 issued to Biscount Overseas Limited, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 dated February 26, 1998 (Registration No. 333-46961) (the "1998 S-3")

10.1 Consulting Agreement, dated May 20, 1996, between the Company and International Business Consultants Limited, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 (the "1996 10-KSB"). #

10.2 Consulting Agreement, dated January 27, 1994, between the Company and Duke Van Kalken, incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1993 (the "1993 10-KSB"). #

10.3 Employment Agreement, dated August 9, 1994, between the Company and David Barnes, incorporated by reference to Exhibit 10.3 to the 1996 10-KSB. #

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

10.7 Amendment, dated February 20, 1997, to Lease Agreement, dated June 13, 1994, between Technology Parks Private Limited and Saliva Diagnostic Systems (Singapore) Pte. Ltd., incorporated by reference to Exhibit 10.7 to the 1996 10-KSB.

10.8 Lease Agreement between the Company and East Ridge Business Park, incorporated by reference to Exhibit 10.14 of the Form S-1.

10.9 Lease Agreement for additional premises between the Company and East Ridge Business Park, incorporated by reference to Exhibit 10.14 of the Form S-1.

10.10 Amendment, dated June 14, 1996, to Lease Agreement between the Company and East Ridge Business Park, incorporated by reference to
           Exhibit 10.10 to the 1996 10-KSB.

10.11 License Agreement, dated march 22, 1994, between the Company and Orgenics, Ltd., incorporated by reference to Exhibit 10.7 of the 1993 10-KSB.

10.12 License Agreement between Saliva Diagnostic Systems, Inc. and Saliva Diagnostic Systems (Singapore) Pte. Ltd., incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994 (the "1994 10-KSB").

10.13 Securities Purchase Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 26, 1998 (the "January 8-K").

10.14 Registration Rights Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.2 of the Company's January 8-K.

10.15 Placement Agent Agreement dated as of January 26, 1998 between the Company and Aryeh Trading, Inc. incorporated by reference to Exhibit
           10.3 of the January 8-K.

10.16 Consulting Agreement, dated December 5, 1997, between the Company and International Business Consultants Limited *

10.17 Sub-License Agreement by and among Saliva Diagnostic Systems, Pte. Ltd., Saliva Diagnostic Systems, Inc. Fremont Novo Sciences, L.L.C. and the Company dated February 21, 1995 *

10.18      Amendment to Sub-License Agreement, dated March 8, 1995 *

10.19      Agreement between Unilever PLC and the Company dated December 15,
           1997 *

21         List of Significant Subsidiaries, incorporated by reference to
           Exhibit 21.1 of the Form S-1.

24         Powers of Attorney (included on the signature pages to this Annual
           Report)

27         Financial Data Schedule *

*    Filed herewith.
#    Denotes officer/director compensation plan or arrangement.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

A Current Report on Form 8-K was filed on January 28, 1998, reporting a securities purchase agreement dated as of January 26, 1998 in connection with a financing pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 31, 1998

                                            SALIVA DIAGNOSTIC SYSTEMS, INC.
                                            By:  /s/ KENNETH J. MCLACHLAN
                                                ----------------------------
                                            Kenneth J. McLachlan
                                            President and Chief Executive
                                            Officer (and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each of such persons appoints Kenneth J. McLachlan and Eric F. Stoer, or each of them with full power to act without the other, his true lawful attorneys-in-fact and agents for him and on his behalf and in his name, place and stead, and in any and all capacities, with full and several power of substitution, to sign and file with the proper authorities any and all documents in connection with this report, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as he might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

               SIGNATURE                                         TITLE                                 DATE

/s/ KENNETH J. MCLACHLAN                  Director, President and Chief Executive Officer      March 31, 1998
------------------------
Kenneth J. McLachlan

/s/ KENNETH J. MCLACHLAN                  Chief Financial Officer                              March 31, 1998
------------------------
Kenneth J. McLachlan

/s/ DAVID BARNES                          Managing Director, SDS International Ltd.            March 31, 1998
----------------
David Barnes, MD

/s/ HANS VAUTHIER                         Director                                             March 31, 1998
-----------------
Hans R. Vauthier

s/ ERIC F. STOER                          Director                                             March 31, 1998
----------------
Eric F. Stoer