Form 10KSB/A
period 1997-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1998-04-15
CIK 885534

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Years Ended December 31,
                                                                ------------        -----------
                                                                     1997                 1996
                                                                ------------        -----------

Revenues:
   Product sales                                                $  1,422,296        $    715,780
   Technology licensing income                                             -              24,870
                                                                ------------        ------------
      Total revenues                                               1,422,296             740,650

Costs and expenses:
  Cost of products sold                                            1,426,638             894,841
  Research and development expense                                   665,475             617,358
  Selling, general and administrative
    expense                                                        5,270,955           3,911,587
  Write-off of goodwill                                                    -             540,000
  Restructuring expense                                              278,537                   -
                                                                ------------        ------------
      Loss from operations                                        (6,219,309)         (5,223,136)


Interest income                                                       28,850              99,418
Interest expense                                                    (413,993)            (28,681)
Other expense                                                         (7,760)                  -
                                                                ------------        ------------
   Net loss                                                     $ (6,612,212)       $ (5,152,399)
                                                                ============        ============

  Basic and diluted net loss per share                          $      (0.27)       $      (0.26)
                                                                ============        ============

  Shares used in basic and diluted per share calculations         24,894,900          20,100,000
                                                                ============        ============




   The accompanying notes are an integral part of these financial statements.

               SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                   Additional                     Currency
                              Common Stock           Paid-in         Note        Translation     Accumulated
                           Shares       Amount       Capital      Receivable     Adjustment        Deficit           Total
                         ------------ ----------- -------------- -------------- -------------- ----------------- ---------------
Balances, December 31,
  1995                    13,176,366   $ 131,764   $ 17,726,078      $ (83,825)     $ (34,859)    $ (16,761,847)  $     977,311

Exercise of warrants       2,580,861      25,807      2,444,711                                                       2,470,518
Exercise of stock
  options                    104,750       1,048         75,802                                                          76,850
Issuance of shares in
  settlement agreement        16,500         166         53,584                                                          53,750
Convertible debentures
  payable converted
  into common stock        6,212,308      62,123      2,697,877                                                       2,760,000
Currency translation
  adjustment                                                                          (25,398)                          (25,398)
Net loss                                                                                             (5,152,399)     (5,152,399)
                         -------------------------------------------------------------------------------------------------------
Balances, December 31,
  1996                    22,090,785     220,908     22,998,052        (83,825)       (60,257)      (21,914,246)      1,160,632
Beneficial conversion
  feature related to
  Convertible Debentures
  issued March 1997                                     375,000                                                         375,000
Conversion of
Debentures
  into common stock        1,736,824      17,368      1,482,632                                                       1,500,000
Write-off of
  unamortized financing
  costs                                                 (99,800)                                                       (99,800)
Issuance of common
  stock pursuant to
  Debenture and private
  placement conversion
  reset provisions         1,399,356       13,994        (13,994)                                                              -
Issuance of common
  stock in payment
  of interest
  on Debentures               27,604         276         29,119                                                          29,395
Sale of common stock
  in private
  placements               4,082,905      40,829      2,022,585                                                       2,063,414
Exercise of stock
  options                      7,150          72            386                                                             458
Compensation expense
  on issuance of stock
  options                                               907,437                                                         907,437
Currency translation
  adjustment                                                                            8,989                             8,989
Net loss                                                                                             (6,612,212)     (6,612,212)
                         -------------------------------------------------------------------------------------------------------
Balances, December 31,
  1997                   29,344,624      293,447   $ 27,701,417      $ (83,825)     $ (51,268)    $ (28,526,458)  $    (666,687)
                         =======================================================================================================




    The accompanying notes are an integral part of these inancial statements.

               SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                        1997              1996
                                                                    ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(6,612,212)       $(5,152,399)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     225,606            290,929
      Compensation expense on issuance of stock options                 907,437                  -
      Net loss on disposal of assets                                     25,900                  -
      Shares issued in lieu of fees and expenses                              -             53,750
      Interest expense related to conversion of Debentures              404,395
      Write-off of goodwill                                                   -            540,000
     Currency translation adjustment                                      8,989            (25,398)
  Changes in current assets and liabilities:
    Accounts receivable                                                  24,384           (135,145)
    Inventories                                                        (189,746)            31,730
    Prepaid expenses and deposits                                       (17,451)            (5,469)
    Accounts payable and accrued expenses                             1,326,271            336,532
                                                                    -----------        -----------
      Net cash used in operating activities                          (3,896,427)        (4,065,470)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Placement of restricted cash                                               -           (120,500)
   Acquisitions of property and equipment                               (62,770)          (214,418)
   Deposits                                                              48,332           (118,628)
   Other assets                                                               -                124
                                                                    -----------        -----------
     Net cash used in investing activities                              (14,438)          (453,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Common Stock, net of
        issuance costs                                                2,063,414                  -
    Proceeds from convertible debentures, net of
        issuance costs                                                1,380,000                  -
    Principal payment of convertible debentures                               -            (25,000)
    Notes payable and interim financing, net                                  -            109,476
    Repayment of long term debt and capital lease obligations           (38,075)           (24,586)
    Exercise of Common Stock options and warrants                           458          2,547,368
                                                                    -----------        -----------
     Net cash provided by financing activities                        3,405,797          2,607,258
                                                                    -----------        -----------
     Net increase (decrease) in cash and cash equivalents              (505,068)        (1,911,634)
         Cash and cash equivalents, beginning of period                 776,380          2,688,014
                                                                    -----------        -----------
         Cash and cash equivalents, end of period                   $   271,312        $   776,380
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                          $     7,800        $    10,144
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
  Conversion of deposit to property and equipment                   $   100,153        $         -
  Shares issued in lieu of fees and expenses                                  -             53,750
  Conversion of Debentures into Common Stock                          1,380,000                  -


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
Expected life of options - years            five                 three

The total value of options granted during 1997 and 1996 was $405,000 and $366,200, respectively, which vested upon grant. The weighted average fair value of options granted during 1997 and 1996 was $0.46 and $1.21, respectively.

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

Dated:   April 13, 1998

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