Form 10QSB
period 1998-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1998-05-15
CIK 885534

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 1O-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's Common Stock as of May 11, 1998 was 32,378,821 shares.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                        SALIVA DIAGNOSTIC SYSTEMS, INC.

                                  FORM 10-QSB

                                     INDEX

PART I    FINANCIAL INFORMATION                                             Page
-------------------------------                                             ----

 Item 1.  Financial Statements

          Consolidated Balance Sheets -March 31, 1998
          and December 31, 1997 (unaudited)                                    2

          Consolidated Statements of Operations -Three Months
          Ended March 31, 1998 and 1997 (unaudited)                            3

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1998 and 1997 (unaudited)               4

          Notes to Consolidated Financial Statements                           5

 Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                    8


PART II    OTHER INFORMATION
----------------------------

     Item 1.   Legal Proceedings                                              12

     Item 2.   Changes in Securities                                          12

     Item 4.   Submission of Matters to a Vote of Security Holders            13

     Item 6.   Exhibits and Reports on Form 8-K                               14

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                        March 31,     December 31,
                                                          1998           1997
                                                       -----------    ------------
ASSETS
Current assets:
   Cash                                                $  575,211     $  271,312
   Accounts receivable, less allowance of
       $42,000 1998 and 1997                              192,690        154,052
   Inventories                                            458,520        458,177
   Prepaid expenses                                        48,609         51,876
                                                       -----------    ------------
      Total current assets                              1,275,030        935,417
   Property and equipment, less accumulated
      depreciation of $977,661 (1998) and
      $995,853 (1997)                                     370,791        434,457
   Deposits                                                31,125         40,162
   Restricted cash                                        120,500        120,500
   Patents and trademarks, less accumulated
      amortization of $50,673 (1998) and
       $48,375 (1997)                                     106,243        108,541
                                                       -----------    ------------
                                                     $  1,903,689   $  1,639,077
                                                       -----------    ------------
                                                       -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $    450,859   $    670,400
   Accrued expenses                                     1,423,429      1,473,944
   Accrued interest payable                                68,240         68,240
   Current portion of long-term debt and
     obligations under capital leases                      20,557         33,779
                                                       -----------    ------------
       Total current liabilities                        1,963,085      2,246,363
Long-term debt and obligations under capital
  leases, net of current portion                           54,735         59,401
                                                       -----------    ------------
       Total liabilities                                2,017,820      2,305,764

   Series 1998-A Convertible Redeemable Preferred
   Stock, $.01 par value, 1,500 shares issued
   and outstanding                                      1,157,203              -

Stockholders' equity:
   Common stock , $.01 par value, 50,000,000
     shares authorized; shares issued and
     outstanding: 30,543,475 (1998)
     and 29,344,624 (1997)                                305,435        293,447
   Preferred Stock, $.01 par value, 1,000,000
     shares authorized (1,500 Series 1998-A
     Convertible issued and outstanding, see above)
   Additional paid-in capital                          28,183,935     27,650,149
   Note receivable from shareholder for stock            (83,825)       (83,825)
   Accumulated deficit                               (29,676,879)   (28,526,458)
                                                     -------------  --------------
      Total stockholders' equity                      (1,271,334)      (666,687)
                                                     -------------  --------------
                                                     $  1,903,689   $  1,639,077
                                                     -------------  --------------
                                                     -------------  --------------

     The accompanying notes are an integral part of these balance sheets.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------
 Revenues                                             $  197,578     $  227,034

 Costs and expenses:
   Cost of products sold                                 252,700        259,641
   Research and development expense                      172,379        194,712
   Selling, general and administrative
     expense                                             646,377        953,913
                                                      -----------    -----------
       Loss from operations                             (873,878)    (1,181,232)

Interest income
                                                           6,575          5,679
Interest expense                                          (1,405)        (8,578)
Other income                                              43,740          9,230
                                                      -----------    -----------
     Net loss                                           (824,968)    (1,174,901)

 Dividends including deemed dividends on
   preferred stock                                      (325,453)             -
                                                      -----------    -----------
    Net loss to common stockholders                $  (1,150,421)   $(1,174,901)
                                                      -----------    -----------
                                                      -----------    -----------

   Basic and diluted net loss per share                $  (0.04)      $   (0.05)
                                                      -----------    -----------
                                                      -----------    -----------

 Shares used in basic and diluted
    per share calculations                            30,423,590     22,040,784
                                                      -----------    -----------
                                                      -----------    -----------

  The accompanying notes are an integral part of these financial statements.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       1998           1997
                                                                   ------------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $  (824,968) $  (1,174,901)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                   68,490         69,053
        Gain on sale of property and equipment                         (43,479)             -
        Other                                                           (2,476)       (10,466)
    Changes in current assets and liabilities:
      Accounts receivable                                              (38,638)       136,643
      Inventories                                                         (343)        (7,304)
      Prepaid expenses and deposits                                     12,304        (12,377)
      Accounts payable and accrued expenses                           (270,056)       263,569
                                                                   ------------    -----------
        Net cash used in operating activities                       (1,099,166)      (735,783)

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of property and equipment                        33,482              -
     Acquisitions of property and equipment                             (3,536)       (18,984)
                                                                   ------------    -----------
       Net cash provided by (used in) investing activities               29,946       (18,984)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of preferred stock, net of issuance costs    1,380,000              -
      Proceeds from convertible debentures, net of issuance costs             -      1,380,000
      Repayment of long term debt and capital lease obligations         (6,881)        (8,376)
                                                                   ------------    -----------
       Net cash provided by financing activities                      1,373,119      1,371,624
                                                                   ------------    -----------
       Net increase (decrease) in cash and cash equivalents             303,899        616,857
           Cash and cash equivalents, beginning of period               271,312        776,380
                                                                   ------------    -----------
           Cash and cash equivalents, end of period                  $  575,211   $  1,393,237
                                                                   ------------    -----------
                                                                   ------------    -----------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for interest                         $  1,405       $  8,578

      Debt extinguished on disposition of property
         and equipment                                                $  11,007           $  -

  The accompanying notes are an integral part of these financial statements.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three month periods ended March 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other portion thereof.

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                          March 31,     December 31,
                                            1998            1997
                                          ----------    -------------
 Raw materials                            $  278,608     $  280,438
 Work in process                              10,023         11,569
 Finished goods                              169,889        166,170
                                          ----------    -------------
                                          $  458,520     $  458,177
                                          ----------    -------------
                                          ----------    -------------

3.  LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." This Statement requires restatement of all prior-period EPS data presented. The Company implemented SFAS 128 for its year ended December 31, 1997.

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

As it relates to the Company, the principal differences between the provisions of SFAS 128 and previous authoritative pronouncements are the exclusion of common stock equivalents in the determination of Basic Earnings Per Share and the market price at which common stock equivalents are calculated in the determination of Diluted Earnings Per Share. The adoption of SFAS 128 had no effect on previously reported loss per share amounts for the quarter ended March 31, 1997. A net loss was reported in the first quarters of 1998 and 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 2,195,500 shares, warrants for the purchase of 1,567,216 shares and 11,842,038 shares which represent the number of common shares that preferred stock would convert into at March 31, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

4.   ACCRUED EXPENSES


                                                        March 31,    December 31,
                                                          1998           1997
                                                      -----------    ------------
Accrued wages and salaries                            $   471,948    $   493,352
Accrued payroll taxes                                      65,959         92,144
Accrued restructuring expenses                            135,522        135,522
Litigation contingencies                                  750,000        750,000
Other accrued liabilities                                       -          2,926
                                                      -----------    ------------
                                                      $ 1,423,429    $ 1,473,944
                                                      -----------    ------------
                                                      -----------    ------------

5.  SERIES 1998-A CONVERTIBLE REDEEMABLE PREFERRED STOCK

On January 26, 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share (the "1998-A Preferred Stock") (the "Preferred Offering"). Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to an investor for an aggregate purchase price of $1,500,000. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS-LIQUIDITY AND CAPITAL RESOURCES FOR ADDITIONAL DISCLOSURE REGARDING THE 1998-A PREFERRED STOCK.

The 1998-A Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio, and as a result, a discount of $300,000 was recorded at the date of issuance of the 1998-A Preferred Stock. The discount will be accreted to deemed preferred dividends over the conversion period, which ends July 25, 1998. Additionally, the Company incurred offering costs related to the 1998-A Preferred Stock totaling approximately $120,000. These offering costs are reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At March 31, 1998, $197,708 had been recorded as deemed dividends, relating to the beneficial conversion ratio and offering costs.

In connection with the issuance of the 1998-A Preferred Stock, the Company issued warrants to purchase up to 750,000 shares of Common Stock at an exercise price of $0.3375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At March 31, 1998, $127,745 had been recorded as deemed dividends related to the fair value of the warrants.

6.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company adopted SFAS 130 during the first quarter of 1998. Comprehensive loss did not differ from currently reported net loss in the periods presented.

7.  CONTINGENCIES

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

In January 1997, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. The parties did not reach a settlement and, in February 1998, Mr. Lealos filed a complaint against the Company in the same court which alleged substantially the same claims. The complaint seeks damages in the approximate amount of $1,000,000. Management of the Company intends to vigorously defend the Company. In March 1998, the Company filed a response to the complaint and asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion and the Company is seeking damages in excess of $1,500,000. There can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $29,676,879 at March 31, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. Despite the Company's preferred stock financing in January 1998, substantial additional financing will be required in 1998. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

FIRST QUARTER OF 1998 COMPARED TO FIRST QUARTER OF 1997

REVENUES. The Company's revenues consist of product sales. Revenues decreased 13% to $197,578 in the first quarter of 1998 from $227,034 in the first quarter of 1997. The decrease in revenue was primarily attributable to delays in the transfer of manufacturing to outsourced manufacturing facilities. SEE "COST OF PRODUCTS SOLD" BELOW. Sales to three customers represented approximately 68% of total revenues in the first quarter of 1998, and sales to four customers accounted for approximately 68% of total revenues in the first quarter of 1997.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $252,700 (128% of product sales) in the first quarter of 1998 from $259,641 (114% of product sales) in the first quarter of 1997. Costs of products sold increased as a percentage of product sales due to reduced production levels in the first quarter of 1998.

The Company has designed and built equipment for automated production of its rapid tests at its Vancouver, Washington facility. However, the Company currently intends to outsource all manufacturing of its products. The Company expects to use the equipment at its Vancouver, Washington facility solely for research and development purposes. Currently, Omni-SAL(R) is manufactured at Wesley Coe, Ltd. in the U.K. and distributed from SDS International, Ltd., and Omni-Swab and Saliva-Sampler are manufactured at MML Diagnostic Packaging, Inc. in the United States and distributed by the Company.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 11% to $172,379 in the first quarter of 1998 from $194,712 in the first quarter of 1997, primarily as a result of reduced payroll and related expenses. Over the last year, the Company has focused on cost controls in all departments, including research and development, and thus intentionally reduced these costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 32% to $646,377 in the first quarter of 1998 from $953,913 in the first quarter of 1997, primarily as a result of the closure of facilities in Singapore and a reduction in the number of administrative personnel.

INTEREST EXPENSE AND LOAN FEES. Interest expense decreased to $1,405 in the first quarter of 1998 from $8,578 in the first quarter of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of Common Stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of $1.5 million Convertible Debentures, due February 28, 1999. In June 1997 and August 1997, the Company entered into three separate common stock subscription agreements for the issuance and sale of a total of 4,082,905 shares of Common Stock for an aggregate purchase price of $2,063,000, net of offering costs. In January 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of 1,500 shares of the Company's newly designated Series 1998-A Convertible Preferred Stock for an aggregate purchase price of $1,380,000, net of offering costs.

Cash used in operating activities in the first quarter of 1998 was $1,099,166. This was primarily a result of a net loss of $824,968, adjustments for depreciation and amortization, and a decrease in accounts payable and accrued expenses. Accounts payable and accrued expenses decreased due to reduced production volume in the first quarter of 1998 resulting from delays in the transfer of manufacturing to outsourced manufacturing facilities.

Cash provided by investing activities in the first quarter of 1998 was $29,946, which primarily represented proceeds from sale of property and equipment, primarily in Singapore. The Company closed its Singapore manufacturing operations in October 1997.

Cash provided by financing activities in the first quarter of 1998 was $1,373,119. This was primarily a result of net proceeds of $1,380,000 from the sale of Series 1998-A Convertible Preferred Stock. On January 26, 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of shares of the 1998-A Preferred Stock, (the "Preferred Offering"). Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the Investor for an aggregate purchase price of $1,500,000. The Investor is entitled to receive a number of shares of the Company's Common Stock, upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $0.3375, and (ii) 80% of the average closing bid price of the Common Stock for the five trading days prior to conversion. The timing of conversion is subject to certain restrictions. The Securities Purchase Agreement provides for an additional offering of up to $1,500,000 of an additional series of the Company's preferred stock and may be purchased at the investor's option upon substantially the same terms as the Preferred Offering. This option must be exercised by the Investor on or prior to September 26, 1998.

The 1998-A Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio, and as a result, a discount of $300,000 was recorded at the date of issuance of the 1998-A Preferred. The discount will be accreted to deemed preferred dividends over the conversion period, which ends July 25, 1998. Additionally, the Company incurred offering costs related to the 1998-A Preferred Stock totaling approximately $120,000. These offering costs are reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At March 31, 1998, $197,708 had been recorded as deemed dividends, relating to the beneficial conversion ratio and offering costs. Additionally, the 1998-A Preferred may be redeemed at the option of the holders under certain conditions, as specified in the Securities Purchase Agreement, which are outside the control of the Company. Accordingly, the 1998-A Preferred Stock has not been classified as stockholders' equity at March 31, 1998.

In connection with the Preferred Offering, the Company also entered into a separate registration rights agreement with the investor under which the Company is required to file a registration statement covering resales of shares of the Common Stock issuable upon conversion of the 1998-A Preferred Stock. The Agreement provides that the Company will pay certain amounts to the investor if the registration statement is not filed on or before February 26, 1998 or is not declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a pre-effective amendment to the registration statement on Form SB-2.

In connection with the issuance of the 1998-A Preferred Stock, the Company paid a cash fee of 7.5% of the gross proceeds and attorney's fees equal to 0.5% of the gross proceeds. The Company also issued warrants to purchase up to 750,000 shares of Common Stock at an exercise price of $0.3375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At March 31, 1998, $127,745 had been recorded as deemed dividends related to the fair value of the warrants. In addition, the Company has agreed to issue additional warrants to purchase up to 250,000 shares of Common Stock if and when the investor purchases an additional series of the Company's preferred stock.

The Company's capital requirements have been and will continue to be significant. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. Despite the Company's preferred stock financing in January 1998, substantial additional financing will be required in 1998. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

NASDAQ DELISTING

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdsaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

RECENT DEVELOPMENTS

On April 28, 1998, the Company issued to the Tail Wind Fund Ltd. ("Tail Wind") 1,496,630 shares of its Common Stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company. The agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the trading price of the Company's Common Stock during a specified period.

Also on April 28, 1998, the Company issued to Biscount Overseas Limited 1,537,567 shares of its Common Stock upon the conversion of 140 shares of the 1998-A Preferred Stock.

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

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MERITXELL LTD. v. SALIVA DIAGNOSTIC SYSTEMS, INC., filed in the United States District Court for the Southern District of New York, involved a dispute with respect to the conversion rate of a convertible debenture issued to Meritxell by the Company. The plaintiff sought damages in an unspecified amount. In February 1998, the Company's motion for summary judgment was granted and the lawsuit was dismissed with prejudice.

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

ITEM 2.  CHANGES IN SECURITIES

On January 9, 1998, in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Rule 506"), the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 856,521 shares of its Common Stock, and to Joseph Kaufman ("Kaufman") 342,330 shares of its Common Stock, which they were entitled to receive pursuant to the terms of a letter agreement dated June 27, 1997 among the Company, Tail Wind and Kaufman. The letter agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the trading price of the Company's Common Stock during a specified period.

On January 26, 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share (the "1998-A Preferred Stock") (the "Preferred Offering") in reliance upon Rule 506. Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the Investor for an aggregate purchase price of $1,500,000. The Investor is entitled to receive a number of shares of the Company's Common Stock, upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $0.3375, and (ii) 80% of the average closing bid price of the Common Stock for the five trading days prior to conversion. The timing of conversion is subject to certain restrictions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on February 26, 1998. The following matter was submitted to the Company's shareholders for their consideration:

Approval of an amendment to the Company's Certificate of Incorporation authorizing a reverse stock split of the Company's Common Stock, par value, $0.1 per share, at a ratio of up to 10:1. On this matter, 20,378,788 votes were cast for, 3,090,075 votes were cast against, and there were 90,007 abstentions as to the approval of the amendment authorizing the reverse stock split.

The Company's Board of Directors has deferred its decision as to whether to implement the reverse stock split in light of the delisting of the Company's securities from The Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:


Exhibit
  No.         Description
-------       -----------
 3.1          Certificate of Incorporation, as amended, incorporated by
              reference to Exhibits 2.1 through 2.6 of the Company's
              Registration Statement No. 33-46648 filed on Form S-1 (the "Form
              S-1"); and to Exhibit 2.7 of the Company's Annual Report on Form
              10-KSB for its fiscal year ended December 31, 1995
 3.2          Certificate of Amendment, dated February 25, 1997, incorporated by reference to Exhibit 2.2 of the Company's Annual Report on
              Form 10-KSB for its fiscal year ended December 31, 1996
 3.3          Certificate of Amendment, dated November 21, 1997, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on
              Form 10-KSB for its fiscal year ended December 31, 1997
 3.4          Company's By-laws, as amended, incorporated by reference to
              Exhibit 3.4 of the Company's Annual Report on Form 10-KSB for its
              fiscal year ended December 31, 1997
 4.1          Specimen of Certificate Representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company's Registration
              Statement on Form S-1 (Registration No. 33-46648)
 4.2          Form of Underwriter's Warrant, incorporated by reference to
              Exhibit 4.2 of the Form S-1.
 4.3          7.5% Convertible Debenture due February 28, 1999, issued by the
              Company to The Tail Wind Fund, Ltd. on March 11, 1997,
              incorporated by reference to Exhibit 4 to the Company's Quarterly
              Report on Form 10-QSB for its fiscal quarter ended March 31,
              1997.
 4.4          Common Stock Purchase Warrant for 89,552 shares, issued by the
              Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration
              Statement on Form SB-2 (Registration No. 333-26795).
 4.5          Letter Agreement dated May 28, 1997 among the Company and The
              Tail Wind Fund Ltd. and Joseph Kaufman, incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated
              June 5, 1997 (File No. 000-21284) (the "June 1997 8-K").
 4.6          Letter Agreement dated June 27, 1997 among the Company and The
              Tail Wind Fund Ltd. and Joseph Kaufman, incorporated by reference to Exhibit 4.10 to the June 1997 8-K.
 4.7          Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K.
 4.8          Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June
              1997 8-K.
 4.9          Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by
              reference to Exhibit 4.4 of the June 1997 8-K.
 4.10         Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on
              Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.
 4.11         Form of Warrant to be issued to each of Grayson & Associates,
              Inc. and The Tail Wind Fund Ltd., incorporated by reference to
              Exhibit 4.1 of the June 1997 8-K.
 4.12         Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to  the Company's
              Registration Statement on Form S-3 dated September 26, 1997
              (Registration No. 333-33429) (the "S-3/A").
 4.13         Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to
              Exhibit  10.6 of the S-3/A.
 4.14         Certificate of Designations, Rights and Preferences of the Series
              1998-A Convertible Preferred Stock, incorporated by reference to
              Exhibit 4.1 of the Company's Current Report on Form 8-K, dated
              January 26, 1998
 4.15         Warrant dated as of January 26, 1998 issued to Biscount Overseas
              Limited, incorporated by reference to Exhibit 4.3 of the
              Company's Registration Statement on Form S-3 dated February 26,
              1998 (Registration No. 333-46961) (the "1998 S-3")
 27           Financial Data Schedule - included herein.

(b) Reports on Form 8-K

A Current Report on Form 8-K, reporting a securities purchase agreement dated as of January 26, 1998 in connection with a financing pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, under
Item 5, was filed on February 13, 1998.

SIGNATURES

   In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 15, 1998
                                     SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     By: /s/ KENNETH J. McLACHLAN
                                        -----------------------------------
                                     Kenneth J. McLachlan
                                     President, Chief Executive Officer and
                                        Chief Financial Officer