Form 10QSB
period 1998-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1998-08-14
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                        Commission File Number : 0-21284


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                            91-1549305
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of August 3, 1998 was 36,496,857 shares.


Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                                         Page
-------------------------------                                                         ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -June 30, 1998
                  and December 31, 1997                                                  2

                  Consolidated Statements of Operations -Three Months
                  and Six Months Ended June 30, 1998 and 1997                            3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                                4

                  Notes to Consolidated Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              7


PART II    OTHER INFORMATION
----------------------------

         Item 1.  Legal Proceedings                                                     10

         Item 2.  Changes in Securities                                                 11

         Item 6.  Exhibits and Reports on Form 8-K                                      12

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,                December 31,
                                                                                    1998                       1997
                                                                                ------------               ------------
ASSETS
Current assets:
   Cash                                                                         $    147,441               $    271,312
   Accounts receivable, less allowance of $42,000 (1998)
       and $42,000 (1997)                                                            196,989                    154,052
   Inventories                                                                       357,822                    458,177
   Prepaid expenses                                                                   30,007                     51,876
                                                                                ------------               ------------
      Total current assets                                                           732,259                    935,417
   Property and equipment, less accumulated
      depreciation of $1,040,788 (1998) and $995,853 (1997)                          339,022                    434,457
   Deposits                                                                           14,307                     40,162
   Restricted cash                                                                   120,500                    120,500
   Patents and trademarks, less accumulated
     amortization of $52,971 (1998) and $48,375 (1997)                               103,945                    108,541
                                                                                ============               ============
                                                                                $  1,310,033               $  1,639,077
                                                                                ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    508,108               $    670,400
   Accrued expenses                                                                1,343,849                  1,473,944
   Accrued interest payable                                                           68,240                     68,240
   Current portion of long-term debt and
     obligations under capital leases                                                 21,766                     33,779
                                                                                ------------               ------------
       Total current liabilities                                                   1,941,963                  2,246,363
Long-term debt and obligations under capital
  leases, net of current portion                                                      48,324                     59,401
                                                                                ------------               ------------
       Total liabilities                                                           1,990,287                  2,305,764

Series 1998-A Convertible Redeemable Preferred Stock,
   $.01 par value, 1,360 shares issued and outstanding                             1,359,241                         --

Stockholders' equity:
   Common stock, $.01 par value, 50,000,000
    shares authorized, issued and outstanding:
    1998: 3,530,017 and 1997: 2,934,462                                               35,300                     29,344
   Additional paid-in capital                                                     28,872,073                 27,914,252
   Note receivable from shareholder for stock                                        (83,825)                   (83,825)
   Accumulated deficit                                                           (30,863,043)               (28,526,458)
                                                                                ------------               ------------
      Total stockholders' equity                                                  (2,039,495)                  (666,687)
                                                                                ============               ============
                                                                                $  1,310,033               $  1,639,077
                                                                                ============               ============




      The accompanying notes are an integral part of these balance sheets.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                              ------------------------------        ------------------------------
                                                  1998               1997               1998              1997
                                              -----------        -----------        -----------        -----------
Revenues                                      $   251,531        $   484,869            449,109        $   711,903

Costs and expenses:
  Cost of products sold                           315,077            402,738            567,777            600,898
  Research and development expense                142,659            156,124            315,038            350,836
  Selling, general and administrative
    expense                                       623,792            891,379          1,270,169          2,301,339
                                              -----------        -----------        -----------        -----------
      Loss from operations                       (829,997)          (965,372)        (1,703,875)        (2,541,170)


Interest income                                     3,779              8,447             10,354             14,126
Interest expense                                   (1,300)          (400,705)            (2,705)          (409,284)
Other income (expense)                            (16,608)            (1,200)            27,132              8,030
                                              -----------        -----------        -----------        -----------
   Net loss                                      (844,126)        (1,358,830)        (1,669,094)        (2,928,298)

Dividends including deemed dividends
   on preferred stock                            (342,038)                --           (667,491)                --
                                              -----------        -----------        -----------        -----------

   Net loss to common stockholders            $(1,186,164)       $(1,358,830)       $(2,336,585)       $(2,928,298)
                                              ===========        ===========        ===========        ===========

  Basic and diluted net loss per share        $     (0.36)       $     (0.61)       $     (0.73)       $     (1.32)
                                              ===========        ===========        ===========        ===========

  Shares used in per share calculations         3,314,317          2,232,234          3,179,119          2,220,656
                                              ===========        ===========        ===========        ===========







   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six months ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                           1998               1997
                                                                       ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(1,669,094)       $(2,928,298)
   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
       Depreciation and amortization                                       134,533            147,632
       Gain on sale of property and equipment                              (43,479)                --
       Compensation expense relating to Option Plan                             --            397,749
       Interest expense related to conversion of Debentures                     --            404,395
       Other                                                                    --            (10,459)
   Changes in current assets and liabilities:
     Accounts receivable                                                   (42,937)           (49,269)
     Inventories                                                           100,355           (165,513)
     Prepaid expenses and deposits                                          47,724            (21,758)
     Accounts payable and accrued expenses                                (266,787)           505,967
                                                                       -----------        -----------
       Net cash used in operating activities                            (1,739,685)        (1,719,554)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                    (35,585)           (59,387)
    Proceeds from sale of property and equipment                            33,482                 --
                                                                       -----------        -----------
      Net cash provided by (used in) investing activities                   (2,103)           (59,387)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of Common Stock                                     250,000                 --
 Exercise of Common Stock options and warrants                                  --                450
    Proceeds from sale of preferred stock, net of issuance costs         1,380,000                 --
    Proceeds from Convertible Debentures, net of issuance costs                 --          1,380,000
    Repayment of long term debt and capital lease obligations              (12,083)           (17,764)
                                                                       -----------        -----------
      Net cash provided by financing activities                          1,617,917          1,362,686
                                                                       -----------        -----------

      Net decrease in cash and cash equivalents                           (123,871)          (416,255)
          Cash and cash equivalents, beginning of period                   391,812            776,380
                                                                       -----------        -----------
          Cash and cash equivalents, end of period                     $   267,941        $   360,125
                                                                       ===========        ===========


 SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for interest                            $     1,405        $        --

   Noncash transactions:
     Debt extinguished on disposition of property and
     equipment                                                              11,007                 --
     Conversion of Debentures into Common Stock                                 --          1,380,000
     Subscription receivable for Common Stock                                   --            912,500
     Dividends payable on 1998-A Convertible Preferred Stock                34,945                 --
     Deemed dividends on 1998-A Convertible Preferred Stock                632,546                 --
     Payment of common stock to former employee                             25,600                 --



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other portion thereof.

Certain amounts have been restated for the consolidated financial statements for the periods ended June 30, 1998 due to adjustments made as a result of the audit of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                           June 30,           December 31,
                                             1998                 1997
                                       --------------      ---------------
                   Raw materials       $     252,881       $      280,438
                   Work in process            16,911               11,569
                   Finished goods             88,030              166,170
                                       -------------       --------------
                                       $     357,822       $      458,177
                                       =============       ==============

3.  LOSS PER SHARE

The Company has adopted Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the second quarters and first six months of both 1998 and 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 219,550 shares, warrants for the purchase of 156,721 shares and approximately 1,034,548 shares which represent the number of common shares that preferred stock would convert into at June 30, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

4.    ACCRUED EXPENSES

                                                        June 30,           December 31,
                                                          1998                  1997
                                                      -------------         -------------
Accrued wages and salaries                            $    444,331           $   493,352
Accrued payroll taxes                                       83,803                92,144
Accrued restructuring expenses                              13,040               135,522
Litigation contingencies                                   801,000               750,000
Other accrued liabilities                                    1,675                 2,926
                                                      ------------           ------------
                                                      $  1,343,849           $  1,473,944
                                                      ============           ============

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

The 1998-A Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio, and as a result, a discount of $300,000 was recorded at the date of issuance of the 1998-A Preferred Stock. The discount will be accreted to deemed preferred dividends over the conversion period, which ends July 25, 1998. Additionally, the Company incurred offering costs related to the 1998-A Preferred Stock totaling approximately $120,000. These offering costs are reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. Deemed dividends of $195,208 and $197,708 at June 30, 1998 and March 31, 1998, respectively, have been recorded relating to the beneficial conversion ratio and offering costs. Dividends payable on conversion have been accrued for at $34,945. On April 28, 1998, 140 shares of the 1998-A Preferred Stock were converted into Common Stock in accordance with the Agreement.

In connection with the issuance of the 1998-A Preferred Stock, the Company issued warrants to purchase up to 75,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. Deemed dividends of $111,885 and $127,745 at June 30, 1998 and March 31, 1998, respectively, have been recorded related to the fair value of the warrants.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that adoption of SFAS 133 will have no impact on the Company's financial condition or results of operations.

7.  CONTINGENCIES

Luc Hardy, a former director and officer of the Company, filed a complaint in Federal court against the Company and several individual defendants, including former directors and officers of the Company, making certain allegations, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his termination. The complaint seeks damages and punitive damages in an unspecified amount. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. In October 1997, a hearing was held on the Company's motions to set aside the jury verdict and for a new trial. The Company is currently awaiting a decision. There can be no assurance such motions will be granted. A final judgment consistent with the jury verdict in this case will have a material adverse effect on the Company.

In February 1998, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint alleges that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. In addition, the complaint alleges that the Company wrongfully rescinded options to purchase 385,000 shares of Common Stock in breach of a stock option agreement with Mr. Lealos. In March 1998, the Company filed an answer to the complaint in which it stated that the alleged employment agreement was not intended to be effective and was rescinded by the parties, and that the stock option agreement was not breached by the Company. The Company's answer also asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion, for which the Company is seeking damages in excess of $1,500,000. There can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

8.  SUBSEQUENT EVENTS

Subsequent to June 30, 1998, the Company amended the Company's Certificate of Incorporation declaring that each ten outstanding shares of the Company's Common Stock be converted and reconstituted into one share of Common Stock. As a result, all share amounts and values in these financial statements have been restated to reflect the reverse stock split.

On July 30, 1998, the Company amended to eliminate the redemption rights pursuant to the Securities Purchase Agreement for the Series 1998-A Convertible Preferred Stock which is shown on the mezzanine level in the accompanying financial statements. As a result of this amendment, these shares will be accounted for as an equity instrument as of the date of the amendment.

On July 31, 1998, the Company amended the Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-B Convertible Preferred Stock, stated value $1,000 per share (the "1998-B Preferred Stock"). Pursuant to the Securities Purchase Agreement, the Company sold 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is committed to purchase an additional 1,000 shares of 1998-B Preferred Stock prior to April 3, 1999 for an aggregate purchase price of $940,000 (net of issuance costs of $60,000).

The 1998-B Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio and, as a result, a discount of $125,000 will be recorded at the date of issuance of the 1998-B Preferred Stock. The discount will be accreted to deemed dividends over the conversion period, which ends November 1, 1998.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 will be reflected as a discount to the 1998-B Preferred Stock and will be accreted as deemed dividends over the conversion period which ends November 1, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $30,863,043 at June 30, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company believes that its current cash position and cash received from the sale of its preferred stock in August 1998, combined with revenues and other cash receipts, will be sufficient to fund the Company's operations through 1998. However, substantial additional financing will be required in 1999. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock. As a result, all share amounts and values described below reflect the reverse stock split.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 1998 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 1997

REVENUES. The Company's revenues consist of product sales. Revenues decreased 48% to $251,531 in the second quarter of 1998 from $484,869 in the second quarter of 1997, and decreased 37% to $449,109 in the first six months of 1998 from $711,903 in the first six months of 1997. The decreases in revenue were primarily attributable to establishing a manufacturing base in Vancouver and delays in commissioning equipment. See "Cost of products sold" below. Sales to four customers represented approximately 47% of total revenues in the first six months of 1998, and sales to one customer represented approximately 24% of total revenues in the six months ended June 30, 1997.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $315,077 (125% of product sales) in the second quarter of 1998 from $402,738 (83% of product sales) in the second quarter of 1997, and decreased to $567,777 (126% of product sales) in the first six months of 1998 from $600,898 (84% of product sales) in the first six months of 1997.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 9% to $142,659 in the second quarter of 1998 from $156,124 in the second quarter of 1997, and decreased 10% to $315,038 in the first six months of 1998 from $350,836 in the first six months of 1997, primarily as a result of reduced payroll and related expenses. The Company is focused on cost controls in all departments, including research and development, and thus intentionally reduced these costs. This has been achieved without compromising standards in research and development. See "Recent Developments" below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 25% to $623,792 in the second quarter of 1998 from $826,715 in the second quarter of 1997, and decreased 29% to $1,270,169 in the first six months of 1998 from $1,780,628 in the first six months of 1997, primarily as a result of the closure of facilities in Singapore, a reduction in the number of administrative personnel and continued restraint on expenditure.

INTEREST EXPENSE. Interest expense decreased to $1,300 in the second quarter of 1998 from $400,705 in the second quarter of 1997, and decreased to $2,705 in the first six months of 1998 from $409,284 in the first six months of 1997 due to a non-recurring interest charge on the Convertible Debentures, due February 28, 1999, then outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of $1.5 million Convertible Debentures, due February 28, 1999. In June 1997 and August 1997, the Company entered into three separate common stock subscription agreements for the issuance and sale of a total of 408,290 shares of Common Stock for an aggregate purchase price of $2,063,000 (net of issuance costs). In January 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 1,500 shares of the Company's newly designated Series 1998-A Convertible Preferred Stock (the "1998-A Preferred Stock") for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). In May 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 156,250 shares of its common stock for an aggregate purchase price of $250,000. In August 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 500 shares of the Company's Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). Pursuant to such securities purchase agreement, the investor is obligated to purchase an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before December 3, 1998, and an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before April 3, 1998.

Cash used in operating activities in the first six months of 1998 was $1,739,685. This was primarily a result of a net loss of $1,669,094, adjustments for depreciation and amortization, and a decrease in accounts payable, accrued expenses and inventories. Accounts payable and inventories decreased due to reduced production volume in the first quarter of 1998 resulting from delays in the transfer of manufacturing to outsourced manufacturing facilities.

Accrued expenses totaled $1,343,849 at June 30, 1998 against $1,473,944 at December 31, 1997. Accrued wages and salaries decreased to $444,331 at June 30, 1998 from $493,352 at December 31, 1997. Accrued restructuring costs decreased to $13,040 at June 30, 1998 from $135,522 at December 31, 1997 due to the completion of the closure of the Singapore operation. The residual amount will be paid during the statutory liquidation of the Singapore subsidiary. Litigation contingencies increased by $61,000 in the period to reflect new estimates of ongoing legal costs related to the lawsuits.

Cash used in investing activities in the first six months of 1998 was $2,103, which represented acquisition costs of property and equipment related to the construction of drying facilities and reengineering of molds.

Cash provided by financing activities in the first six months of 1998 was $1,617,917. This was primarily a result of net proceeds of $1,380,000 from the sale of its 1998-A Preferred Stock and $250,000 from the sale of its common stock.

On January 26, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its 1998-A Preferred Stock. Pursuant to the securities purchase agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the investor for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $3.375, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion.

The 1998-A Preferred Stock is convertible into the Company's common stock at a beneficial conversion ratio, and as a result, a discount of $300,000 was recorded at the date of issuance of the 1998-A Preferred Stock. The discount will be accreted to deemed preferred dividends over the conversion period, which ends July 25, 1998. Additionally, the Company incurred offering costs related to the 1998-A Preferred Stock totaling approximately $120,000. These offering costs are reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At June 30, 1998, $195,208 had been recorded as deemed dividends, relating to the beneficial conversion ratio and offering costs. Initially, the 1998-A Preferred Stock was redeemable at the option of the holders under certain conditions which were outside the control of the Company. Accordingly, the 1998-A Preferred Stock has not been classified as stockholders' equity at June 30, 1998. On July 30, 1998, the Company amended the terms of the 1998-A Preferred Stock such that the 1998-A Preferred Stock will be accounted for as an equity instrument as of that date.

In connection with the issuance and sale of the 1998-A Preferred Stock, the Company entered into a separate registration rights agreement with the investor under which the Company is required to file a registration statement covering resales of shares of the Common Stock issuable upon conversion of the 1998-A Preferred Stock. The Agreement provides that the Company will pay certain amounts to the investor if the registration statement is not filed on or before February 26, 1998 or is not declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company has filed a pre-effective amendment to the registration statement on Form SB-2. The terms of the 1998-A Preferred Stock provide that, if the registration statement is not declared effective by April 26, 1998, the Company shall pay, upon demand of the investor, an amount equal to two percent (2%) of the purchase price of the 1998-A Preferred Stock for the period from April 26, 1998 until the date the registration statement is declared effective. The investor has indicated that he does not currently intend to make demand for payment.

In connection with the issuance of the 1998-A Preferred Stock, the Company paid a cash fee to the investor of 7.5% of the gross proceeds ($112,500) and attorney's fees equal to 0.5% of the gross proceeds ($7,500). The Company also issued warrants to the investor to purchase up to 75,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and will be accreted as deemed preferred dividends over the conversion period, which ends July 25, 1998. At June 30, 1998, $111,885 had been recorded as deemed dividends related to the fair value of the warrants.

On April 28, 1998, the Company issued to the Tail Wind Fund Ltd. ("Tail Wind") 149,663 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company. The agreement provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period.

Also on April 28, 1998, the Company issued to Biscount Overseas Limited 153,756 shares of its common stock upon the conversion of 140 shares of the 1998-A Preferred Stock.

On May 26, 1998, the Company entered into a common stock subscription agreement with Paul Bernstein for the issuance and sale of 156,250 shares of its common stock for an aggregate purchase price of $250,000.

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

The Company believes that its current cash position and cash received from the sale of its preferred stock in August 1998, combined with revenues and other cash receipts, will be sufficient to fund the Company's operations through 1998. However, substantial additional financing will be required in 1999. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

RECENT DEVELOPMENTS

On July 22, 1998, the Company issued to Biscount Overseas Limited 68,291 shares of its common stock upon the conversion of 60 shares of the 1998-A Preferred Stock.

On July 28, 1998, the Company issued to Tail Wind 51,376 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of the common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company, which provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period. Under the terms of such common stock purchase agreement, Tail Wind remains entitled to receive an additional 17,410 shares of common stock.

On July 31, 1998, the US Food and Drug Administration notified the Company that it has granted Certificates of Exportability covering all required countries for all of the Company's HIV diagnostic devices, after determining that the Company's Vancouver facility was compliant with FDA Good Manufacturing Practices
(GMP) regulations.

On July 31, 1998, the Company appointed Paul Bernstein as a member of its Board of Directors.

On August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its newly designated Series 1998-B Convertible Preferred Stock (the "1998-B Preferred Stock"). Pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-B Preferred Stock as determined by dividing the purchase price of the 1998-B Preferred Stock by the lesser of (i) $1.69, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. In addition, the investor is committed to purchase an additional 1,000 shares of 1998-B Preferred Stock prior to April 3, 1999 for an aggregate purchase price of $940,000 (net of issuance costs of $60,000).

On August 7, 1998, the US Food and Drug Administration advised the Company that it has cleared the Company's Stat-Simple(TM) pylori test for diagnostic use in humans. Stat-Simple(TM) pylori is a finger-prick test for the bacterial infection responsible for the majority of stomach ulcers and certain other gastrointestinal diseases in humans, and may allow physicians to diagnose the infection at the time of patient visit, thereby avoiding the expense and time consumed in traditional laboratory-based testing.

REVERSE STOCK SPLIT

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock, which was previously approved by the Company's shareholders at a special meeting held on February 28, 1998. The Company's common stock currently trades on the OTC Bulletin Board under the symbol "SALVD" to reflect the reverse split, and will resume trading under the symbol "SALV" beginning September 3, 1998. Warrants to purchase the Company's common stock, including the Company's publicly-held warrants, and options, preferred stock, and other securities convertible into shares of the Company's common stock, will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-tenth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998, Meritxell Ltd. v. Saliva Diagnostic Systems, Inc., filed in the United States District Court for the Southern District of New York, involved a dispute with respect to the conversion rate of a convertible debenture issued to Meritxell by the Company. The plaintiff sought damages in an unspecified amount. In February 1998, the Company's motion for summary judgment was granted and the lawsuit was dismissed without prejudice.

As discussed in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, the former President of the Company, in February 1998. The complaint alleges that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. In addition, the complaint alleges that the Company wrongfully rescinded options to purchase 385,000 shares of Common Stock in breach of a stock option agreement with Mr. Lealos. In March 1998, the Company filed an answer to the complaint in which it stated that the alleged employment agreement was not intended to be effective and was rescinded by the parties, and that the stock option agreement was not breached by the Company. The Company's answer also asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion, for which the Company is seeking damages in excess of $1,500,000. Although management of the Company intends to vigorously defend against the suit, there can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

(a) On August 3, 1998, the Company amended its Certificate of Incorporation to effect a one-for-ten reverse split of its common stock. As of that date, each ten outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.01 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Warrants to purchase the Company's common stock, including the Company's publicly-held warrants, and options, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-tenth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

(b) On May 26, 1998, in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, the Company entered into a common stock subscription agreement with Paul Bernstein for the issuance and sale of 156,250 shares (on a post-split basis) of its common stock for an aggregate purchase price of $250,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:

    Exhibit
    No.      Description
    ---      -----------
    3.1      Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement
             No. 33-46648 filed on Form S-1 (the "Form S-1"); and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995
    3.2      Certificate of Amendment, dated February 25, 1997, incorporated by reference to Exhibit 2.2 of the Company's Annual Report on Form
             10-KSB for its fiscal year ended December 31, 1996
    3.3      Certificate of Amendment, dated November 21, 1997, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form
             10-KSB for its fiscal year ended December 31, 1997
    3.4      Certificate of Amendment, dated July 31, 1998.
    3.5      Company's By-laws, as amended, incorporated by reference to Exhibit
             3.4 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997
    4.1      Specimen of Certificate Representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-46648)
    4.2      Form of Underwriter's Warrant, incorporated by reference to Exhibit
             4.2 of the Form S-1.
    4.3      7.5% Convertible Debenture due February 28, 1999, issued by the
             Company to The Tail Wind Fund, Ltd. on March 11, 1997, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form
             10-QSB for its fiscal quarter ended March 31, 1997.
    4.4      Common Stock Purchase Warrant for 89,552 shares, issued by the
             Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on
             Form SB-2 (Registration No. 333-26795).
    4.5      Letter Agreement dated May 28, 1997 among the Company and The Tail
             Wind Fund Ltd. and Joseph Kaufman, incorporated by reference to
             Exhibit 4.9 to the Company's Current Report on Form 8-K dated June
             5, 1997 (File No. 000-21284) (the "June 1997 8-K").
    4.6      Letter Agreement dated June 27, 1997 among the Company and The Tail
             Wind Fund Ltd. and Joseph

             Kaufman, incorporated by reference to Exhibit 4.10 to the June 1997
             8-K.
    4.7      Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K.
    4.8      Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997
             8-K.
    4.9      Registration Rights Agreement dated as of June 30, 1997 between the
             Company and The Tail Wind Fund 4.9 Ltd., incorporated by reference to Exhibit 4.4 of the June 1997 8-K.
    4.10     Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule
             A thereto, incorporated by reference to Exhibit 4.5 of the June
             1997 8-K.
    4.11     Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company's Registration
             Statement on Form S-3 dated September 26, 1997 (Registration No.
             333-33429) (the "S-3/A").
    4.12     Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to Exhibit
             10.6 of the S-3/A.
    4.13     Certificate of Designations, Rights and Preferences of the Series
             1998-A Convertible Preferred Stock, incorporated by reference to
             Exhibit 4.1 of the Company's Current Report on Form 8-K, dated
             January 26, 1998.
    4.14     Amended Certificate of Designations, Rights and Preferences of the
             Series 1998-A Convertible Preferred Stock.
    4.15     Warrant dated as of January 26, 1998 issued to Biscount Overseas
             Limited, incorporated by reference to Exhibit 4.3 of the Company's
             Registration Statement on Form S-3 dated February 26, 1998
             (Registration No. 333-46961) (the "1998 S-3").
    4.16     Certificate of Designations, Rights and Preferences of the Series
             1998-B Convertible Preferred Stock.
    27       Financial Data Schedule.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

    SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   August 14, 1998

                                      SALIVA DIAGNOSTIC SYSTEMS, INC.

                                      By:/s/ KENNETH J. MCLACHLAN
                                         --------------------------------------
                                      Kenneth J. McLachlan
                                      President, Chief Executive Officer and
                                        Chief Financial Officer