Form 10QSB
period 1998-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1998-11-16
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________

                        Commission File Number: 0-21284



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock as of October 29, 1998 was 5,231,888 shares.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                             Page
--------------------------------                                                                             ----

            Item 1.     Financial Statements

                        Consolidated Balance Sheets -September 30, 1998
                        and December 31, 1997                                                                 2

                        Consolidated Statements of Operations -Three Months
                        and Nine Months Ended September 30, 1998 and 1997                                     3

                        Consolidated Statements of Cash Flows -
                        Nine Months Ended September 30, 1998 and 1997                                         4

                        Notes to Consolidated Financial Statements                                            5

            Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                             8


PART II    OTHER INFORMATION
----------------------------

            Item 1.     Legal Proceedings                                                                     13

            Item 2.     Changes in Securities                                                                 14

            Item 6.     Exhibits and Reports on Form 8-K                                                      14

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,                   December 31,
                                                                                  1998                           1997
                                                                         ------------------------         ----------------------
ASSETS
Current assets:
   Cash                                                                    $              73,845           $            271,312
   Accounts receivable, less allowance of $42,000 (1998)
      and $42,000 (1997)                                                                 267,950                        154,052
   Inventories                                                                           336,701                        458,177
   Prepaid expenses                                                                       25,856                         51,876
                                                                             --------------------            -------------------
      Total current assets                                                               704,352                        935,417
   Property and equipment, less accumulated
      depreciation of $1,066,731(1998) and $995,853 (1997)                               322,458                        434,457
   Deposits                                                                               14,307                         40,162
   Restricted cash                                                                       120,500                        120,500
   Patents and trademarks, less accumulated
      amortization of $55,297 (1998) and $48,375 (1997)                                  101,619                        108,541
                                                                             --------------------            -------------------
                                                                           $           1,263,236           $          1,639,077
                                                                             ====================            ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $             777,968           $            670,400
   Accrued expenses                                                                    1,290,456                      1,473,944
   Accrued interest payable                                                               68,240                         68,240
   Current portion of long-term debt and
      obligations under capital leases                                                    22,140                         33,779
                                                                             --------------------            -------------------
       Total current liabilities                                                       2,158,804                      2,246,363
Long-term debt and obligations under capital
   leases, net of current portion                                                         42,644                         59,401
                                                                             --------------------            -------------------
       Total liabilities                                                               2,201,448                      2,305,764

Stockholders' equity:
   Series 1998-B Convertible Preferred Stock, $.01 par value,
   500 shares issued and outstanding                                                           5                             --
   Common stock, $.01 par value, 50,000,000
     shares authorized, issued and outstanding:
     1998:5,231,888 and 1997: 2,934,462                                                   52,319                         29,344
   Additional paid-in capital                                                         30,971,957                     27,914,252
   Note receivable from shareholder for stock                                            (83,825)                       (83,825)
   Accumulated deficit                                                               (31,878,668)                   (28,526,458)
                                                                             --------------------            -------------------
       Total stockholders' equity                                                       (938,212)                      (666,687)
                                                                             --------------------            -------------------
                                                                           $           1,263,236           $          1,639,077
                                                                             ====================            ===================






      The accompanying notes are an integral part of these balance sheets.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three months ended
                                                                   September 30,
                                              -----------------------------------------------------
                                                        1998                        1997
                                              -------------------------   -------------------------


Revenues                                        $              290,726      $              296,302

Costs and expenses:
  Cost of products sold                                        271,305                     414,136
  Research and development expense                              42,890                     170,921
  Selling, general and administrative
    expense                                                    696,953                     818,878
  Restructuring expense                                             --                     194,000
                                                   --------------------        --------------------
    Loss from operations                                      (720,422)                 (1,301,633)


Interest income                                                  3,976                       8,680
Interest expense                                                (5,735)                     (2,441)
Other income (expense)                                             216                      (1,981)
                                                   --------------------        --------------------
  Net loss                                                    (721,965)                 (1,297,375)

Dividends including deemed dividends
  on preferred stock                                          (293,660)                        --
                                                   --------------------        --------------------

  Net loss to common stockholders               $           (1,015,625)     $           (1,297,375)
                                                   ====================        ====================

  Basic and diluted net loss per share          $                (0.23)     $                (0.49)
                                                   ====================        ====================

  Shares used in per share calculations                      4,374,424                   2,668,038
                                                   ====================        ====================


                                                              Nine months ended
                                                                September 30,
                                              ------------------------------------------------
                                                      1998                      1997
                                              ----------------------   -----------------------


Revenues                                        $           739,835      $          1,008,205

Costs and expenses:
  Cost of products sold                                     839,082                 1,060,484
  Research and development expense                          357,928                   521,757
  Selling, general and administrative
    expense                                               1,967,122                 3,074,769
  Restructuring expense                                      25,000                   194,000
                                                  ------------------       -------------------
    Loss from operations                                 (2,449,297)               (3,842,805)


Interest income                                              14,330                    22,808
Interest expense                                             (8,440)                 (411,725)
Other income (expense)                                       52,348                     6,049
                                                  ------------------       -------------------
  Net loss                                               (2,391,059)               (4,225,673)

Dividends including deemed dividends
  on preferred stock                                       (961,151)                      --
                                                  ------------------       -------------------

  Net loss to common stockholders               $        (3,352,210)     $         (4,225,673)
                                                  ==================       ===================

  Basic and diluted net loss per share          $             (1.02)     $              (1.78)
                                                  ==================       ===================

  Shares used in per share calculations                   3,297,312                 2,369,784
                                                  ==================       ===================





   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Nine months ended
                                                                                          September 30,
                                                                      -------------------------------------------------------
                                                                               1998                            1997
                                                                      ------------------------        ------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $         (2,391,059)           $         (4,225,673)
      Adjustments to reconcile net loss to net cash
      (used in) operating activities:
          Depreciation and amortization                                              161,149                         209,310
          Compensation expense on issuance of stock options                               --                         397,749
          Gain (loss) on sale of property and equipment                              (43,479)                          9,446
          Interest expense related to conversion of Debentures                            --                         404,395
      Changes in current assets and liabilities:
        Accounts receivable                                                         (113,898)                        (44,937)
        Inventories                                                                  121,476                        (209,209)
        Prepaid expenses and deposits                                                 51,875                         (15,958)
        Accounts payable and accrued expenses                                        (50,320)                        409,007
                                                                           -------------------             -------------------
          Net cash used in operating activities                                   (2,264,256)                     (3,065,870)

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                            (49,304)                        (61,049)
      Proceeds from sale of property and equipment                                    33,482                              --
                                                                           -------------------             -------------------
        Net cash provided by (used in) investing activities                          (15,822)                        (61,049)

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from sale of Common Stock, net of issuance costs                      250,000                       2,063,414
      Exercise of Common Stock options and warrants                                       --                             450
      Proceeds from sale of Preferred Stock, net of issuance costs                 1,850,000                              --
      Proceeds from Convertible Debentures, net of
         issuance costs                                                                   --                       1,380,000
      Repayment of long term debt and capital lease obligations                      (17,389)                        (28,184)
                                                                           -------------------             -------------------
        Net cash provided by financing activities                                  2,082,611                       3,415,680
                                                                           -------------------             -------------------
        Cumulative foreign translation adjustment                                         --                          82,436
        Net increase (decrease) in cash and cash equivalents                        (197,467)                        371,197
           Cash and cash equivalents, beginning of period                            271,312                         776,380
                                                                           -------------------             -------------------
           Cash and cash equivalents, end of period
                                                                        $             73,845             $         1,230,013

                                                                           ===================             ===================


    SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

        Conversion of Debentures into Common Stock                      $                 --            $          1,380,000
        Dividends and deemed dividends on Convertible
          Preferred Stock                                                            961,151                              --




   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1997 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other portion thereof.

Certain prior year amounts have been restated in the consolidated financial statements for the periods ended September 30, 1997 due to adjustments made as a result of the audit of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

2.  INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                                                           September 30,                  December
                                                                                1998                      31, 1997
                                                                       -----------------------      ---------------------
                         Raw materials                                    $          226,587         $           280,438
                         Work in process                                              23,262                      11,569
                         Finished goods                                               86,852                     166,170
                                                                         --------------------       ---------------------
                                                                          $          336,701         $           458,177
                                                                         ====================       =====================

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

A net loss was reported in the third quarters and first nine months of both 1998 and 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 207,750 shares and warrants for the purchase of 294,722 shares for the periods ended September 30, 1998 were not included in loss per share calculations, because to do so would have been anti-dilutive.

4.  ACCRUED EXPENSES


                                                                           September 30,                December 31,
                                                                               1998                        1997
                                                                         -----------------         --------------------
Accrued wages and salaries                                             $         453,958             $        493,352
Accrued payroll taxes                                                             71,783                       92,144
Accrued restructuring expenses                                                    13,040                      135,522
Litigation contingencies                                                         750,000                      750,000
Other accrued liabilities                                                          1,675                        2,926
                                                                         ----------------              ---------------
                                                                       $       1,290,456             $      1,473,944
                                                                         ================              ===============

5.  SERIES 1998-A AND 1998-B CONVERTIBLE PREFERRED STOCK

On January 26, 1998, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-A Convertible Preferred Stock, stated value $1,000 per share (the "1998-A Preferred Stock") (the "Preferred Offering"). Pursuant to the Securities Purchase Agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to an investor for an aggregate purchase price of $1,380,000 (net of $120,000 issuance costs). On July 30, 1998, the Company amended the Securities Purchase Agreement to eliminate the redemption rights pursuant to the Securities Purchase Agreement for the Series 1998-A Convertible Preferred Stock. As of September 30, 1998 all outstanding shares of the 1998-A Preferred Stock had been converted into 1,804,251 shares of common stock. See Management's Discussion and Analysis-Liquidity and Capital Resources for additional disclosure regarding the 1998-A Preferred Stock.

In connection with the issuance of the 1998-A Preferred Stock, the Company issued warrants to purchase up to 75,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003.

On July 31, 1998, the Company amended the Securities Purchase Agreement with an investor for the issuance and sale of shares of the Company's newly designated Series 1998-B Convertible Preferred Stock, stated value $1,000 per share (the "1998-B Preferred Stock"). In August 1998, pursuant to the Securities Purchase Agreement, the Company sold 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-B Preferred Stock as determined by dividing the purchase price of the 1998-B Preferred Stock by the lesser of (i) $1.69, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The investor is committed purchase an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before December 3, 1998, and an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before April 3, 1999.

The 1998-B Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio and, as a result, a discount of $125,000 was recorded at the date of issuance of the first 500 shares of the 1998-B Preferred Stock. The discount will be accreted to deemed preferred dividends over the conversion period, which ends November 1, 1998. At September 30, 1998, $84,722 of deemed dividends had been recorded relating to the beneficial conversion ratio.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 will be accreted to deemed preferred dividends over the conversion period which ends November 1, 1998. Deemed dividends of $171,986 have been recorded as of September 30, 1998 related to the fair value of the warrants.

6.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

In February 1998, a lawsuit was filed by Ronald Lealos, the former President of the Company, who resigned in December 1996. The complaint alleges that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. In addition, the complaint alleges that the Company wrongfully rescinded options to purchase 385,500 shares of Common Stock in breach of a stock option agreement with Mr. Lealos. In March 1998, the Company filed an answer to the complaint in which it stated that the alleged employment agreement was not intended to be effective and was rescinded by the parties, and that the stock option agreement was not breached by the Company. The Company's answer also asserted numerous counterclaims against Mr. Lealos, including breach of fiduciary duty and conversion, for which the Company is seeking damages in excess of $1,500,000. There can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

8.  REVERSE STOCK SPLIT

On August 3, 1998, the Company amended the Company's Certificate of Incorporation declaring that each ten outstanding shares of the Company's Common Stock be converted and reconstituted into one share of Common Stock. As a result, all share amounts and values in these financial statements have been restated to reflect the reverse stock split.

9. PUBLICLY TRADED COMMON STOCK PURCHASE WARRANTS

The Company has outstanding publicly traded warrants to purchase 138,000 shares of the Company's common stock at $12.50 per share which were scheduled to expire on September 30, 1998. On September 30, 1998, the Company announced the extension of such warrants to December 31, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $31,878,668 at September 30, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company believes that its current cash position, cash received from the sale of its preferred stock in August 1998 and the cash expected to be received from the sale of 500 additional shares of Series 1998-B Preferred Stock on or before December 3, 1998, combined with revenues and other cash receipts, will be sufficient to fund the Company's operations through 1998. However, substantial additional financing will be required in 1999. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding Common Stock. As a result, all share amounts and values described below reflect the reverse stock split.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 1998 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 1997

REVENUES. The Company's revenues consist of product sales. Revenues decreased 2% to $290,726 in the third quarter of 1998 from $296,302 in the third quarter of 1997, and decreased 27% to $739,835 in the first nine months of 1998 from $1,008,205 in the first nine months of 1997. The decreases in revenues were primarily attributable to costs associated with establishing a manufacturing base in Vancouver and delays in commissioning equipment earlier in 1998. Sales to three customers represented approximately 52% of total revenues in the first nine months of 1998, and sales to two customers represented approximately 36% of total revenues in the nine months ended September 30, 1997.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $271,305 (93% of product sales) in the third quarter of 1998 from $414,136 (140% of product sales) in the third quarter of 1997, and decreased to $839,082 (113% of product sales) in the first nine months of 1998 from $1,060,484 (105% of product sales) in the first nine months of 1997. This decrease is attributable to revised production processes and a reduction in personnel.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 75% to $42,890 in the third quarter of 1998 from $170,921 in the third quarter of 1997, and decreased 31% to $357,928 in the first nine months of 1998 from $521,757 in the first six months of 1997, primarily as a result of reduced payroll and related expenses. Additionally, the amount of clinical trial activity and expense can vary from quarter to quarter. The Company has maintained its focus on controlling costs in all departments, including research and development, and thus intentionally reduced these costs. This has been achieved without compromising standards in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 15% to $696,953 in the third quarter of 1998 from $818,878 in the third quarter of 1997, and decreased 36% to $1,967,122 in the first nine months of 1998 from $3,074,769 in the first nine months of 1997, primarily as a result of the closure of facilities in Singapore, a reduction in the number of administrative personnel and an ongoing focus on controlling costs.

INTEREST EXPENSE. Interest expense increased to $5,735 in the third quarter of 1998 from $2,441 in the third quarter of 1997. Interest expense decreased to $8,440 in the first nine months of 1998 from $411,725 in the first nine months of 1997 due to a non-recurring interest charge on the Convertible Debentures, due February 28, 1999, then outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of Common Stock in March 1993 and the exercise of Common Stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of Common Stock and preferred stock, and the exercise of Common Stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of $1.5 million Convertible Debentures, due February 28, 1999. In June 1997 and August 1997, the Company entered into three separate Common Stock subscription agreements for the issuance and sale of a total of 408,290 shares of Common Stock for an aggregate purchase price of $2,063,000 (net of issuance costs). In January 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 1,500 shares of the Company's newly designated Series 1998-A Convertible Preferred Stock (the "1998-A Preferred Stock") for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). In May 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 156,250 shares of its Common Stock for an aggregate purchase price of $250,000. In August 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 500 shares of the Company's Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). Pursuant to such securities purchase agreement, the investor is obligated to purchase an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before December 3, 1998, and an additional 500 shares of Series 1998-B Convertible Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) on or before April 3, 1999.

Cash used in operating activities in the first nine months of 1998 was $2,264,256. This was primarily a result of a net loss of $2,391,059, adjustments for depreciation and amortization, a decrease inventories and an increase in accounts receivable. Accounts receivable increased due to timing of sales in the third quarter of 1998, and inventories decreased due to improved control of raw materials purchasing.

Accrued expenses totaled $1,290,456 at September 30, 1998 compared to $1,473,944 at December 31, 1997. Accrued wages and salaries decreased to $453,958 at September 30, 1998 from $493,352 at December 31, 1997. Accrued restructuring costs decreased to $13,040 at September 30, 1998 from $135,522 at December 31, 1997 due to the completion of the closure of the Singapore operation. The residual amount will be paid during the statutory liquidation of the Singapore subsidiary. Litigation contingencies were unchanged in the period.

Cash used in investing activities in the first nine months of 1998 was $15,822, which represented acquisition costs of property and equipment related to the construction of drying facilities and re-engineering of molds, offset by proceeds from the sale of property and equipment, primarily in Singapore.

Cash provided by financing activities in the first nine months of 1998 was $2,082,611. This was primarily a result of net proceeds of $1,850,000 from the sale of 1998-A and 1998-B Preferred Stock and $250,000 from the sale of Common Stock.

On January 26, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its 1998-A Preferred Stock. Pursuant to the securities purchase agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the investor for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). The investor is entitled to receive a number of shares of the Company's Common Stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $3.375, and (ii) 80% of the average closing bid price of the Company's Common Stock for the five trading days prior to conversion. On July 30, 1998, the Company amended the Securities Purchase Agreement to eliminate the redemption rights pursuant to the Securities Purchase Agreement for the Series 1998-A Convertible Preferred Stock. As of September 30, 1998 all outstanding shares of the 1998-A Preferred Stock has been converted into 1,804,251 shares of Common Stock.

In connection with the issuance and sale of the 1998-A Preferred Stock, the Company entered into a separate registration rights agreement with the investor under which the Company is required to file a registration statement covering resales of shares of the Common Stock issuable upon conversion of the 1998-A Preferred Stock. The Agreement provides that the Company will pay certain amounts to the investor if the registration statement is not filed on or before February 26, 1998 or is not declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company has filed pre-effective amendments to the registration statement on Form SB-2. The terms of the 1998-A Preferred Stock provide that, if the registration statement is not declared effective by April 26, 1998, the Company shall pay, upon demand of the investor, an amount equal to two percent (2%) of the purchase price of the 1998-A Preferred Stock for the period from April 26, 1998 until the date the registration statement is declared effective. The investor has indicated that he will make no demand for payment.

In connection with the issuance of the 1998-A Preferred Stock, the Company paid a cash fee to the investor of 7.5% of the gross proceeds ($112,500) and attorney's fees equal to 0.5% of the gross proceeds ($7,500). The Company also issued warrants to the investor to purchase up to 75,000 shares of Common Stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and was accreted as deemed preferred dividends over the conversion period, which ended July 25, 1998. The investor was entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lessor of (i) $3.375 or (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The fair value of this beneficial conversion feature, $300,000, was recorded as a discount to the 1998-A Preferred Stock and was accreted to deemed preferred dividends over the conversion period which ended July 25, 1998. The following summarizes deemed dividends and earned dividends on the Series A Preferred Stock and related accretion as of September 30, 1998.

                                                                                                 Accreted or Earned
                                                                         Total                         as of
                                                                         Value                   September 30, 1998
                                                                  --------------------     -------------------------------
              Beneficial conversion feature                         $ 300,000                       $ 300,000
              Issuance costs                                          120,000                         120,000
              Warrants                                                248,250                         248,250
              Earned dividends (6% of preferred
                principal value)                                       36,193                          36,193
                                                                  ====================            ==================
                Total                                               $ 704,443                       $ 704,443
                                                                  ====================            ==================

On April 28, 1998, the Company issued to the Tail Wind Fund Ltd. ("Tail Wind") 149,663 shares of its Common Stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company. The agreement provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's Common Stock during a specified period. Also, on April 28, 1998, the Company issued to Biscount Overseas Limited 153,756 shares of its Common Stock upon the conversion of 140 shares of the 1998-A Preferred Stock.

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

On August 3, 1998, the Company appointed Paul Bernstein as a member of the Board of Directors. Also, on August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its newly designated Series 1998-B Convertible Preferred Stock (the "1998-B Preferred Stock"). Pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-B Preferred Stock as determined by dividing the purchase price of the 1998-B Preferred Stock by the lesser of (i) $1.69, and
(ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. In addition, the investor is committed to purchase an additional 1,000 shares of 1998-B Preferred Stock prior to April 3, 1999 for an aggregate purchase price of $940,000 (net of issuance costs of $60,000).

The 1998-B Preferred Stock is convertible into Common Stock of the Company at a beneficial conversion ratio and, as a result, a discount of $125,000 was recorded at the date of issuance of the 1998-B Preferred Stock. The discount will be accreted to deemed preferred dividends over the conversion period, which ends November 1, 1998. At September 30, 1998, $84,722 had been recorded as deemed dividends.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 will be accreted to deemed preferred dividends over the conversion period which ends November 1, 1998. Deemed dividends of $171,986 have been recorded as of September 30, 1998 related to the fair value of the warrants. The following summarizes deemed dividends on the Series B Preferred Stock and related accretion as of September 30, 1998.

                                                             Total                           Accreted as of
                                                             Value                         September 30, 1998
                                                         -------------                    --------------------
              Beneficial conversion feature                $ 125,000                            $   84,722
              Warrants                                       253,750                               171,986
                                                         =============                         =============
                 Total                                     $ 378,750                            $  256,708
                                                         =============                         =============

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

The Company believes that its current cash position, cash received from the sale of its preferred stock in August 1998 and the cash expected to be received from the sale of 500 additional shares of Series 1998-B Preferred Stock on or before December 3, 1998, combined with revenues and other cash receipts, will be sufficient to fund the Company's operations through 1998. However, substantial additional financing will be required in 1999. There can be no assurance that such financing will be achieved or that financings will be on terms favorable to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

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

YEAR 2000 ISSUE

The Company is assessing its computer systems and software to determine readiness for the Year 2000. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts. The inability of computer software programs and operating systems accurately to recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company believes it is approximately 80% complete with its internal assessment and expects to complete the internal assessment by the end of December 1998.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failures to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, the Company has received responses from approximately 10% of the suppliers contacted to date, most of which have indicated they are, or expect to be, Year 2000 compliant. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of January 1999.

The Company currently estimates that it will spend between $15,000 and $20,000 in addressing the Year 2000 issue, of which approximately $1,000 has been incurred as of September 30, 1998. The estimates are subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue.

The Company believes that Year 2000 issues will not pose significant problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not have a material adverse impact on the Company's business, financial condition or results of operations, or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities, such as one or more of the Company's critical customers or suppliers, will not have a material adverse impact on the Company's systems or its business, financial condition or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the end of March 1999.

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1998, Hardy v. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut in August 1994 by Luc Hardy, a former director and officer of the Company. The complaint alleges several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his employment termination by the Company. The complaint seeks damages and punitive damages in an unspecified amount. A jury verdict for the plaintiff, which is not a final judgment, was rendered on July 25, 1997 in the approximate amount of $740,000. In October 1997, a hearing was held on the Company's motions to set aside the jury verdict and for a new trial. The Company is currently awaiting a decision on these motions. There can be no assurance such motions will be granted. A final judgment in this case consistent with the jury verdict will have a material adverse effect on the Company.

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

On August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its newly designated Series 1998-B Convertible Preferred Stock (the "1998-B Preferred Stock"). Pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock, and the investor committed to purchase an additional 1,000 shares of 1998-B Preferred Stock prior to April 3, 1999 for an aggregate purchase price of $1,500,000. Net proceeds to the Company at the end of that period will total $1,410,000. See Management's Discussion and Analysis - Liquidity and Capital Resources for additional information regarding the 1998-B Preferred Stock. In the event of liquidation, dissolution or winding up of the Company prior to conversion of the 1998-B Preferred Stock, holders of 1998-B Preferred Stock will be entitled to share ratably in all assets available for distribution prior to distributions to holders of Common Stock. In addition, no distributions may be made to holders of Common Stock until holders of 1998-B Preferred Stock shall have received the stated value of the 1998-B Preferred Stock ($1,000 per share) plus an amount equal to six percent per annum of such stated value for the period from the date of issuance until the date of final distribution.

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

           Company's Annual  Report on Form 10-KSB for its fiscal year ended December 31, 1997
    3.4    Certificate of Amendment, dated July 31, 1998, incorporated by reference to Exhibit 3.4 of the Company's Report on
           Form 10-QSB for its fiscal quarter ended September 30, 1998.
    3.5    Company's By-laws, as amended, incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form
           10-KSB for its fiscal year ended December 31, 1997
    4.1    Specimen of Certificate Representing Common stock, incorporated by reference to Exhibit 4.1 to the Company's Registration
           Statement on Form S-1 (Registration No. 33-46648)
    4.2    Form of Underwriter's Warrant, incorporated by reference to Exhibit 4.2 of the Form S-1.
    4.3    7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997,
           incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended
           March 31, 1997.
    4.4    Common Stock Purchase Warrant for 89,552 shares, issued by the Company to Grayson & Associates on March 14, 1997,
           incorporated by 4.4 reference to Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (Registration No.
           333-26795).
    4.5    Letter Agreement dated May 28, 1997 among the Company and The Tail Wind Fund Ltd. and Joseph Kaufman, incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File No. 000-21284) (the
           "June 1997 8-K").
    4.6    Letter Agreement dated June 27, 1997 among the Company and The Tail Wind Fund Ltd. and Joseph Kaufman, incorporated by reference to Exhibit 4.10 to the June 1997 8-K.
    4.7    Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K.
    4.8    Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on
           Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997 8-K.
    4.9    Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.4 of the June 1997 8-K.
    4.10   Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on
           Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.
    4.11   Form of Warrant issued to each of Grayson & Associates, Inc. and The Tail Wind Fund Ltd., incorporated by reference to
           Exhibit 4.1 of the June 1997 8-K.
    4.12   Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company's Registration Statement on Form S-3 dated September 26,
           1997 (Registration No. 333-33429) (the "S-3/A").
    4.13   Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to Exhibit  10.6 of the S-3/A.
    4.14   Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock, incorporated by reference to Exhibit 4.14 4.1 of the Company's Current Report on Form 8-K, dated January 26, 1998.
    4.15   Amended Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock,
           incorporated by reference to 4.15 Exhibit 4.14 of the Company's Report on Form 10-QSB for its fiscal quarter ended
           June 30, 1998.
    4.16   Warrant dated as of January 26, 1998 issued to Biscount Overseas Limited, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 dated February 26, 1998 (Registration No. 333-46961).
    4.17   Certificate of Designations, Rights and Preferences of the Series 1998-B Convertible Preferred Stock, incorporated by reference to Exhibit 4.17 4.16 of the Company's Report on Form 10-QSB for its fiscal quarter ended June 30, 1998.
    27     Financial Data Schedule.

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarterly period ended September 30, 1998.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: November 16, 1998

                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By: /s/ KENNETH J. McLACHLAN
                                               --------------------
                                       Kenneth J. McLachlan
                                       President, Chief Executive Officer and
                                         Chief Financial Officer