Form 10KSB
period 1998-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1999-04-30
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
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

                              11719 NE 95TH STREET
                               VANCOUVER, WA 98682
              (Address of principal executive offices and zip code)
                                 (360) 696-4800
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR
                                                               VALUE $.01 PER
                                                               SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year were $907,957.

The aggregate market value of voting stock held by non-affiliates of the Registrant at April 15, 1999 was $2,404,647 computed by reference to the last traded sale price as reported on the OTC Bulletin Board on such date.

The number of shares outstanding of the Registrant's common stock as of April 15, 1999 was 8,113,544 shares.

Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX


                                                                                             PAGE
PART I
Item 1           Description of Business                                                       2
Item 2           Description of Property                                                      10
Item 3           Legal Proceedings                                                            10
Item 4           Submission of Matters to a Vote of Security Holders                          11


PART II
Item 5           Market for Common Equity and Related Stockholder Matters                     11
Item 6           Management's Discussion and Analysis or Plan of Operation                    13
Item 7           Financial Statements                                                         20
Item 8           Changes in and Disagreements with Accountants on Accounting                  20
                  and Financial Disclosure

PART III
Item 9           Directors, Executive Officers, Promoters and Control Persons; Compliance     21
                  With Section 16(a) of the Exchange Act
Item 10          Executive Compensation                                                       23
Item 11          Security Ownership of Certain Beneficial Owners and Management               25
Item 12          Certain Relationships and Related Transactions                               26
Item 13          Exhibits and Reports on Form 8-K                                             27


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Saliva Diagnostic Systems, Inc., a Delaware corporation (the "Company"), is primarily engaged in the development, manufacturing and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical collection devices.

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged with and into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In 1994, the Company's 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. ("SDS Asia"), formed Saliva Diagnostic Systems (Singapore) Pte. ("SDS Singapore"). In 1995, the Company purchased the minority interest (10%) in SDS Asia and the outstanding minority interest (19%) in SDS Singapore. As a result, SDS Asia and SDS Singapore became wholly owned subsidiaries of the Company. In October 1997, the Company closed its Singapore facilities and ceased operations of SDS Singapore. The Company intends to complete the statutory liquidation of SDS Singapore in 1999. In 1995, a director of the Company agreed to hold the minority interest (10%) in Saliva Diagnostic Systems, UK, Ltd. in trust for the benefit of the Company and, as a result this entity became a wholly owned subsidiary of the Company and was renamed SDS International, Ltd. Unless otherwise indicated, all references to the Company include the Company and its wholly owned subsidiaries. The Company's principal executive offices are located at 11719 NE 95th Street, Vancouver, Washington, 98682.

The Company's capital requirements have been, and will continue to be, significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. In the second fiscal quarter of 1999, the Company expects to receive $470,000 (net of issuance costs of $30,000) from the sale of 500 shares of its Series 1998-B Convertible Preferred Stock. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 1999. Substantial additional financing will be required in 1999. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources which will be available to the Company.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $34,508,780 at December 31, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. SEE ITEM 3 - LEGAL PROCEEDINGS.

Effective with the close of business on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. As a result of the Nasdaq delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. SEE ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRODUCTS

To date, the Company has developed three rapid HIV tests, Sero-Strip HIV, Hema-Strip HIV and Saliva-Strip HIV, and one H.pylori rapid test, Stat-Simple H.pylori. The Company has commenced production and marketing of two medical specimen collectors in the U.S., Saliva-Sampler(R) and Omni-Swab, and one medical specimen collector in the United Kingdom, Omni-SAL(R).

RAPID IMMUNOASSAYS. The Company has developed four rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including HIV (the Human Immunodeficiency Virus), the virus that causes AIDS, and H.pylori (Helicobacter pylori), a bacterium linked to peptic ulcers and gastric cancer. The Company's rapid tests are designed to require only a few simple steps and minutes to use. The tests produce visual results in 15 minutes or less and may be used without special equipment, storage or training. The Company's data and independent evaluations demonstrate that its tests are generally equivalent in performance to widely used FDA-licensed tests for HIV and H.pylori.

The Company's rapid tests utilize a capillary flow assay in which all reagents are provided on solid phases in a dried format (test strip). A buffer solution is introduced after sample collection. The resulting mixture of sample and buffer migrate along the test strip by capillary action, reconstituting a dye conjugate. A red control line will develop at a designated point on the upper portion of the strip if the assay has been performed properly and if all reagents are functionally active. The conjugate binds in the presence of antibodies to a pre-applied antigen to form a second red line (positive) at a designated point on the lower portion of the strip. In the absence of specific antibodies, a second line does not develop.

Stat-Simple H.pylori ("Stat-Simple") is the Company's rapid assay for H.pylori antibody detection. The device is based on the Company's patent-pending whole blood sampling technology and licensed test components. The test uses a minute sample of whole blood from a "finger-stick" for analysis. Results are available at point-of-care without the need for sophisticated equipment. The Stat-Simple technology is identical to that of Hema-Strip HIV, as described below. Stat-Simple was recently cleared for diagnostic use in humans in the U.S. by the FDA. SEE "REGULATION - FOOD AND DRUG ADMINISTRATION" BELOW.

Sero-Strip HIV ("Sero-Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero-Strip is packaged as a multiple-use kit designed for professional health care settings where many patients are tested and specimens may be stored. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

Hema-Strip HIV ("Hema-Strip") is a single use test kit that collects, processes and analyzes a minute amount of whole blood to detect HIV antibodies. Sample collection requires only a few seconds. The whole blood sampling technology used in Hema-Strip is identical to that utilized in Sero-Strip; however, an added filter traps red blood cells from the whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

Saliva-Strip HIV ("Saliva-Strip") collects, processes and analyzes saliva to detect HIV antibodies. The test is currently designed for single use, incorporates the Saliva-Sampler(R) or Omni-SAL(R) device, and is based on the Company's proprietary saliva collection technology. The Company believes Saliva-Strip's temperature stability is similar to that of Sero-Strip and Hema-Strip. The Company has commenced trial marketing of Saliva-Strip outside the U.S. This test has an accuracy which is slightly less than the Company's whole blood sampling tests. The Company believes that the performance characteristics of Saliva-Strip will allow it to be used in situations where the collection of blood is not practical or feasible.

MEDICAL SPECIMEN COLLECTION DEVICES. The Company has commenced production and marketing of two medical specimen collectors: Omni-SAL(R) (known as Saliva-Sampler(R) in the U.S.) and Omni-Swab. SEE "--MARKETING, SALES AND DISTRIBUTION."

Omni-SAL(R) is a patented saliva collection device currently sold to several commercial companies for use with their laboratory assays for the detection of HIV infection, drugs-of-abuse and cigarette smoking. It has also been used in research to collect saliva samples for studies of other infectious diseases. The Company is marketing the device in the U.S. under the name Saliva-Sampler(R).

Omni-Swab is a sample collection device comprised of a serrated cotton swab with an ejectable head. It is used to collect various body fluids and cells, primarily for the purpose of DNA identification.

The specimens traditionally used for human diagnostic testing and quantitative measurement of most physiologically active substances, drugs and toxins in the body, are blood and urine. Substantially all of the assay-based diagnostic test kits currently available on the market were approved by the FDA for use with these testing specimens. Political and social factors may create impediments to the use of saliva as a specimen or of rapid tests as diagnostic tools. These factors include whether certain diagnostic tests, such as HIV antibody tests, should be conducted by other than trained specialists and whether rapid tests in nontraditional testing environments will lead to invasion of privacy. Limitations on the Company's ability to market rapid tests caused by political and social factors could have a material adverse effect on the Company's operations.

PRODUCT DEVELOPMENT

The Company has conducted preliminary research that indicates its rapid whole-blood test format may be expanded to detect diseases other than HIV and
H. pylori. The Company has conducted research on hepatitis A and schistosmiasis, and is currently evaluating materials for use in a test for tuberculosis. The Company is currently co-developing with a U.S. diagnostics manufacturer a rapid immunoassay to detect antibodies to hepatitis C for use with the Company's patent-pending whole-blood sampling technology. The Company is also co-developing with an overseas diagnostics developer a malaria test for use with this whole-blood technology. The Company is currently evaluating an option to purchase and resell a urine-based drugs-of-abuse test manufactured by another company, which the Company would have the rights to distribute under its private label on a worldwide basis.

The Company expended approximately $442,000 and $665,000 in research and development costs, respectively, in fiscal years 1998 and 1997. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Limited revenues have been generated from sales of the Company's rapid tests. The Company will be required to devote considerable additional efforts and obtain substantial additional financing to further develop and finalize its products. Satisfactory completion of development, testing and evaluations, obtaining approvals of regulatory authorities and achieving sufficient production levels of such products will be required prior to their being available for commercial sale. The Company's products remain subject to all the risks inherent in the introduction of new diagnostic products, including unanticipated problems. The Company may not have sufficient funds to continue design and development, which could result in abandonment of or substantial change in the design or development of such products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

MARKETING, SALES AND DISTRIBUTION

The Company is currently marketing its medical specimen collection devices (Omni-SAL(R), Saliva-Sampler(R) and Omni-Swab) both in the U.S. and overseas. The Company is currently marketing two of its three HIV rapid tests (Sero-Strip HIV and Hema-Strip HIV) outside the U.S. The Company's HIV rapid tests and Omni-SAL(R) are not yet approved for marketing in the U.S. Prior to marketing and distribution of its rapid tests in the U.S., the Company must obtain premarket approvals ("PMAs") from the FDA in order to complete a major clinical trial. Financing such a trial will require significant cash reserves or strategic alliances, which may not be obtained on favorable terms or at all.

The Company has directed its initial primary marketing and distribution efforts for its HIV-related products to international markets. SEE "MANUFACTURING AND SUPPLY" AND "REGULATION--DOMESTIC REGULATION" below.

In November 1997, the Company signed two agreements with BioChem ImmunoSystems, Inc. ("BioChem"), a division of BioChem Pharma, Inc., a Montreal-based pharmaceutical and diagnostics company, for international distribution of the Company's HIV rapid tests. Under the terms of the agreements, which expire by their terms in November 2000, the Company licensed Biochem's patented peptides for HIV detection for use in its rapid test kits. In return, BioChem will distribute the Company's rapid HIV tests for international sales under its own private label. The agreements provide for sharing clinical trials costs in countries where BioChem intends to market or sell the products and independent clinical trials are required. The Canadian Health Protection Board has approved the companies' joint application to conduct clinical trials in Canada for the Company's HIV rapid tests. These clinical trials, for which the Company will bear two-thirds of the costs, began in late 1998.

In March 1994, the Company granted a non-exclusive, worldwide license to Orgenics, Ltd., an Israeli corporation ("Orgenics"), pursuant to which Orgenics may make or have made diagnostic products incorporating the Company's Omni-SAL(R) technology, and may use, sell, or license such products worldwide. The license agreement expires on the later of January 31, 2111 or the date on which any patents for the Omni-SAL(R) technology expire. Under the license, Orgenics pays royalties on sales of Orgenics' products incorporating the Company's Omni-SAL(R) technology. In the event the Company ceases production of Omni-SAL(R), Orgenics has the option to purchase injection molds and equipment from the Company to produce Omni-SAL(R) subject to payment of royalties to the Company on sales of Omni-SAL(R) products produced and sold by Orgenics. To date, no significant royalties form Orgenics have been recorded.

In September 1998, the Company terminated a distribution agreement with Fremont Novo Sciences. LLC ("Fremont"). This agreement allowed Fremont to manufacture and distribute the Company's rapid tests in India, subject to oversight by the Company. The Company terminated this agreement for nonperformance by Fremont. In February 1999, Fremont filed a demand for arbitration with respect to termination of the agreement. SEE "ITEM 3 - LEGAL PROCEEDINGS."

In January 1999, the Company entered into an agreement with Cadila Healthcare, Ltd. ("Cadila") a subsidiary of Zydus Pathline, based in Ahmedabad, India. Pursuant to the agreement, Cadila has agreed to purchase certain minimum quantities of the Company's rapid tests at a fixed price in exchange for exclusive distribution rights in India, Nepal, Bangladesh and Sri Lanka.

The Company has submitted its HIV rapid tests to the World Health Organization of the United Nations ("WHO") for evaluation. Some smaller countries without regulatory agencies of their own rely on results of WHO evaluations as part of their approval of products for use and sale in their countries. In April 1997, WHO notified the Company that Sero-Strip was found to conform with its requirements. Accordingly, WHO agreed to include the Company's Sero-Strip among the approved products for WHO bulk purchases during the years ending February 28, 1998 and 1999. To date, no significant sales have been recorded related to WHO. WHO has also agreed to evaluate Hema-Strip during 1999.

Sales to two customers accounted for 42% of total product sales in 1998. Sales to one customer accounted for approximately 17% of total product sales in 1997. The loss of sales to any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. There can be no assurance that the Company will form alliances with potential distributors, that such alliances will be on terms favorable to the Company or that such distributors will be successful in promoting the Company's products.

MANUFACTURING AND SUPPLY

The Company outsources most of its product manufacturing and supply to third parties. The Company's saliva collection device is distributed to the overseas market under the trade name Omni-SAL(R). Omni-SAL(R) is packaged at Wesley Coe, Ltd. in the U.K. from components provided by the Company through its U.S.-based contractors. Saliva-Sampler(R), the U.S. version of Omni-SAL(R), is manufactured at MML Diagnostic Packaging, Inc. in the U.S. Omni-Swab is manufactured by MML for distribution in the U.S. and overseas. There can be no assurance that Wesley Coe Ltd. or MML will be able to meet the Company's requirements or will continue to manufacture the Company's products on acceptable terms.

The Company owns injection molding tools for production of parts related to Omni-SAL(R) and Saliva-Sampler(R) and its rapid test products. These tools are located at the facilities of outsource injection molders in Arizona, New Jersey, and Singapore. The Company has entered into an agreement with MedTech, Inc., a New Jersey medical products injection molder and assembler, for integrated production of Omni-SAL(R) and Saliva-Sampler(R). The Company expects to reduce costs of production by centralizing injection molding, assembly and packaging of its products at a single location. There can be no assurance that reduced costs will result from the current or any future arrangement with MedTech, or that MedTech will meet the Company's requirements.

Manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by MML and MedTech that such companies are in compliance with GMP and other FDA regulations. There can be no assurance that MML or MedTech will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP or that the Company will secure agreements with such manufacturers on acceptable terms.

In July 1998, the FDA determined that the Company's Vancouver, Washington facility is in compliance with GMP. Until the Company enters into an arrangement with a third-party distributor, which the Company is currently seeking. Sero-Strip and Hema-Strip are being assembled and packaged at this facility. The FDA also granted Certificates of Exportability for the Company's HIV rapid tests for all countries that require such certificates. The Company intends to use its Vancouver facility only to manufacture test strips for its rapid tests. The Company will provide these strips to third parties with which it contracts for assembly and packaging into final products.

Although the Company believes that it will not encounter difficulties in obtaining components necessary for manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of components, and the possible inability to secure alternative sources of components, could have a material adverse effect on the Company's ability to manufacture its products. In addition, development and regulatory approval of the Company's products in the U.S. are dependent upon the Company's ability to procure certain components and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of certain components in their PMAs, if any such component were no longer available from the specified supplier, FDA approval of a new supplier would be required, resulting in potential manufacturing delays.

REGULATION

DOMESTIC REGULATION

FOOD AND DRUG ADMINISTRATION. In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

All medical devices are categorized by the FDA as Class I, Class II, or Class III devices. Class I devices are subject only to general control provisions of the FDC Act, such as purity, labeling and GMP. Class II devices are required to also ensure reasonable safety and efficacy through performance standards and other controls. Class III devices must, in addition to fulfilling all other provisions of the FDC Act, meet extensive and rigorous FDA standards that may require clinical trials.

A manufacturer of medical devices which can establish that a new device is substantially equivalent to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not required a PMA, can seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification ("510(k) Notice"). The 510(k) Notice for diagnostic devices is normally supported by various types of information, which is required to be submitted along with the 510(k) Notice. This information typically includes performance data indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

Two of the Company's products, Saliva-Sampler (R) and Stat-Simple, have received FDA clearance through the 510(k) process for domestic distribution for IN VITRO diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices. In January 1995, the FDA classified Omni-Swab as a Class I medical device, allowing the Company to seek 510(k) approval without submitting extensive safety and efficacy data to the FDA.

The Company believes that all of its HIV rapid tests that have not been submitted to the FDA would, if submitted to the FDA, fall under the Class III category of medical devices, the standard classification for HIV diagnostic devices. There can be no assurance that the Company's position with respect to these products will prevail with the FDA.

Manufacturers and distributors of diagnostic devices requiring human clinical trials which also present significant risk if incorrectly used or interpreted, are required to obtain an Investigational Device Exemption ("IDE") from the FDA prior to the commencement of human clinical trials. An application for an IDE must be supported by preclinical data, including any results of human testing from areas where approval has already been obtained from appropriate governmental agencies, of human testing obtained through "Research Use Only" use of a device (for which FDA approval is not required), of animal model testing and of certain forms of mechanical testing, together with certain data regarding the manufacturer of the device. Upon approval and award of the IDE, human clinical trials may begin.

In 1998, representatives from the Company met with members of the Centers for Biologics Evaluation and Research of the FDA and agreed upon the content of the IDE for the Company's HIV rapid tests, including the numbers of subjects and clinical sites necessary for approval. The Company is currently discussing performance of human clinical trials for its HIV rapid tests with several investigators and has begun to prepare the IDE application. The Company has generated substantial supporting clinical data through investigations by others overseas and intends to submit an IDE application to the FDA during 1999. The Company is seeking the substantial additional financing it will need to perform the clinical trials required to support the IDE application. There can be no assurance that the Company will obtain this financing on favorable terms or at all, or that the Company will submit the IDE application to the FDA in 1999 or at all.

The process of obtaining FDA clearance or approval is costly and time-consuming, and there can be no assurance that any of the Company's products not yet approved or cleared will be approved or cleared for marketing by the FDA or other regulatory agencies. Delays in obtaining regulatory clearance or approval may materially adversely affect the development, testing or marketing of the Company's products and the ability of the Company to generate product revenues therefrom. If and when the Company's products are approved by the FDA, they will be subject to continuing regulation by the FDA and state and local agencies. The FDA also audits clinical studies for compliance with applicable requirements. The failure to comply with these regulations can result in regulatory action, including warning letters, product seizure, injunction, product recalls, civil fines and prosecution. An FDA enforcement action could have a material adverse effect on the Company. To date, the Company has not been the subject of any FDA enforcement actions.

OVERSEAS REGULATION AND DISTRIBUTION.

Regulatory approval for medical devices varies from country to country. Some countries do not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as WHO. SEE "--MARKETING, SALES AND DISTRIBUTION."

The following lists the Company's products, where the products may be sold and where regulatory approval is pending:

1. Hema-Strip. This product may be sold for IN VITRO diagnostic use in humans in the following areas: United Kingdom, Russia, Brazil, India, Kenya, Ghana, Sierra Leone, Rumania, Mexico, South Africa, Malaysia, Columbia, Dominican Republic, Czech Republic and other areas which rely upon approval in those countries. Approval is pending in Canada, China, Taiwan, Argentina, Vietnam, Thailand, Chile, Peru, Hungary, Australia, the Philippines and Poland.

2. Sero-Strip. This product may be sold for IN VITRO diagnostic use in humans in United Kingdom, Russia, Brazil, India, South Africa, Columbia, Dominican Republic, Ivory Coast, Sierra Leone, Ghana, Kenya, Rumania, Malaysia. Approval is pending in Canada, China, Taiwan, Argentina, Thailand, Chile, and Peru.

3. Saliva -Strip. This product is in its final stages of development and may currently be sold in the United Kingdom.

4. Omni-SAL(R) and Saliva-Sampler(R). These products are not regulated in most markets and may be sold for the purpose of obtaining a saliva specimen. Omni-SAL(R) may currently be sold in most overseas markets, and Saliva-Sampler(R) may currently be sold in the U.S. For specific use, e.g. drugs of abuse testing or HIV testing, specific approvals will be necessary.

5. Omni-Swab. This product may be sold in the U.S. and most overseas markets where it is generally not regulated or is classified as a device and therefore not subject to regulation.

6. Stat-Simple. This product may be sold for IN VITRO diagnostic use in humans in the U.S., the United Kingdom, Western Europe, Mexico, and other markets where the sale of this device is not regulated. Approval is pending in Canada, Argentina, Brazil, Hungary, Germany, Australia, Chile and Peru.

The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same risks as obtaining FDA approval. There can be no assurance that any of the Company's products not yet approved will receive regulatory approval in any country, or that the Company will seek regulatory approval for any of its products in any country.

COMPETITION

The saliva and blood-based collection and diagnostic testing market is highly competitive. Other entities, including Epitope, Inc., SmithKline Beecham Corp., Abbot Laboratories, Quidel, Inc., Trinity Biotech, plc, and other specialized biotechnology firms, as well as universities and other research institutions, have developed or are developing technologies and products which are competitive with the Company's products. Many of these competitors are established and have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its products will increase as the perceived benefits of rapid point-of-care testing become more widely recognized. This may result in lower prices for the Company's point-of-care products and reduced revenues. In the biotechnology industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company will be able to compete successfully with its competitors, keep pace with technological changes or avoid product obsolescence.

INTELLECTUAL PROPERTY

To date, ten patents covering the Company's specimen collection devices have been awarded, four in the U.S. and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protections in the U.S. and other countries for certain aspects of its collection devices and rapid test technology. The Company has filed a U.S. patent application for its whole blood sampling technology. No assurance can be given that the Company will file any patent applications in the U.S. or abroad, that patents will be issued to the Company pursuant to its patent applications, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection.

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments are due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, tuberculosis and hepatitis A. In 1998, the Company paid royalties of approximately $26,000 to Unilever PLC.

The Company also depends on trade secrets and proprietary information to protect much of the technology that it has developed. The Company has entered into confidentiality agreements with its employees, certain third party suppliers, potential customers, joint venture partners, distributors and consultants. Despite such efforts, there can be no assurance that confidentiality of the Company's proprietary information can be obtained or maintained.

The Company believes that patent and trade secret protection are important to its business. However, the issuance of a patent and the existence of trade secret protection does not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent the manufacture or sale of the patented products in other countries. The issuance of a patent to the Company is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Additionally, trade secret protection does not prevent independent discovery and exploitation of a secret product or technique by other parties.

A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to the Company's area of product development. SEE "-COMPETITION." To the extent such efforts are successful, the Company may be required to obtain licenses in order to accomplish certain of its product strategies. There can be no assurance that such licenses will be available to the Company or available on acceptable terms. The Company is aware of certain filed patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

EMPLOYEES

As of December 31, 1998, the Company employed 17 full-time persons, including two engaged in research and development, one in regulatory affairs, five in manufacturing, two in sales and marketing, and seven in administration. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices and laboratory facility are located at 11719 NE 95th Street, Vancouver, Washington in an approximately 7,000 square foot facility. The premises are occupied pursuant to a lease with an unaffiliated party which expires in August 2002. SDS International, Ltd. occupies facilities of approximately 1,800 square feet pursuant to a lease with an unaffiliated party which expires in May 2003. The Company believes its facilities are adequate for its purposes.

ITEM 3.  LEGAL PROCEEDINGS

In August 1994, Hardy v. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut by Luc Hardy, a former director and officer of the Company. The complaint alleged several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his employment termination by the Company. A judgment was entered against the Company on March 23, 1999 for approximately $1,675,000. Pursuant to a settlement agreement dated March 25, 1999, the Company issued approximately 1,500,000 shares of its common stock and will pay approximately $290,000 in cash over a two-year period to Mr. Hardy. As a part of this settlement, Mr. Hardy has agreed to enter into a two-year consulting agreement pursuant to which Mr. Hardy will provide consulting services to the Company. The settlement agreement provides that Mr. Hardy will file a satisfaction and release of the judgment upon the Company issuing the 1,500,000 shares of common stock, filing a registration statement covering resales of those shares by April 30, 1999 and paying $50,000 to Mr. Hardy by June 24, 1999. On March 29, 1999, Mr. Hardy filed a motion for reconsideration of the Court's rulings that denied double damages on certain damages awarded to Mr. Hardy and denied offer of judgment interest on the prejudgment interest award. The Company is currently awaiting a decision on these motions. There can be no assurance that such motions will not be granted or that the grant of such motions will not have a further material adverse effect on the Company.

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In December 1998, the Company filed a motion for summary judgment on the claims stated in the complaint. The Court granted the motion in February 1999 in favor of the Company. Subsequently, Mr. Lealos has moved to amend the original complaint to allege new grounds for recovery of lost compensation, including quantum meruit. The Court granted this motion in February 1999. A trial based on the amended complaint and the Company's counterclaims is scheduled for October 1999. The Company intends to file a motion to dismiss the amended complaint prior to the trial date. Although management of the Company intends to vigorously defend against the suit, there can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, former distributor of the Company's products in India. The demand alleges that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore and Fremont. The demand seeks a declaration that the Sub-License Agreement remains in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortious interference with the Company's business and contracts. Although management of the Company intends to vigorously defend against Fremont's allegations and pursue its claims against Fremont, there can be no assurance that the arbitration will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on December 11, 1998. The only item considered at the meeting was the election of the Company's four directors. The results of the voting with respect to the Company's nominees for director identified in the Company's proxy statement relating to the annual meeting were as follows:

                                            VOTES FOR          VOTES WITHHELD
      Kenneth J. McLachlan                  2,462,237              73,811
      Hans R. Vauthier, Ph.D.               2,462,137              73,911
      Eric R. Stoer. Esq                    2,462,137              73,911
      Paul P. Bernstein                     2,462,262              73,786




                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock. Unless otherwise stated, all share amounts and values in this annual report reflect the reverse stock split.

Until the close of market on March 10, 1998, the Company's common stock was quoted on The Nasdaq SmallCap Market, and subsequent to that date the Company's common stock was quoted on the OTC Bulletin Board. The Company's stock trades under the symbol "SALV."

The following table sets forth the high and low bid quotations as reported by The Nasdaq SmallCap Market for periods ending prior to March 11, 1998 and the OTC Bulletin Board for the periods March 11, 1998 through March 31, 1998 and thereafter. The OTC Bulletin Board quotations represent prices between dealers, do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                      HIGH              LOW
1998
January 1 - March 10               $  0.44          $   0.22
March 11 - March 31                   0.31              0.15
Second Quarter                        0.65              0.08
Third Quarter                         1.31              0.11
Fourth Quarter                        1.02              0.38

1997
First Quarter                      $  2.06          $   1.16
Second Quarter                        1.78              0.94
Third Quarter                         1.47              0.63
Fourth Quarter                        1.22              0.31



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

There were approximately 460 shareholders of record and 8,700 beneficial owners of the Company's common stock at April 15, 1999. There were no cash dividends declared or paid in fiscal years 1998 or 1997. The Company does not anticipate declaring such dividends in the foreseeable future.

Warrants to purchase approximately 140,000 shares of the Company's common stock for $12.50 per share, which expired on December 31, 1998, traded on the Nasdaq SmallCap Market under the symbol "SALVW" until the close of the market on March 10, 1998.

The following securities were sold by the Company during the 1998 fiscal year in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering:

In January 1998, the Company sold to Biscount Overseas Limited 1,500 shares of the Company's Series 1998-A Convertible Preferred Stock for an aggregate purchase price of $1,500,000. Net cash proceeds to the Company were $1,380,000. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES" FOR THE TERMS OF THE SERIES 1998-A CONVERTIBLE PREFERRED STOCK.

In May 1998, the Company sold to Paul Bernstein a total of 156,250 shares of its common stock for an aggregate purchase price and net proceeds to the Company of $250,000.

In June 1998, the Company issued to Duke Van Kalken 16,000 shares of its common stock pursuant to a settlement and release agreement between Mr. Van Kalken and the Company. The Company received no cash proceeds.

In August 1998, the Company entered into a securities purchase agreement, which was amended by a letter agreement of April 1999, pursuant to which Biscount Overseas Limited was and is obligated to purchase an aggregate 1,500 shares of the Company's Series 1998-B Convertible Preferred Stock over an approximately eight-month period for an aggregate purchase price of $1,500,000. Net cash proceeds to the Company at the end of that period will total $1,410,000. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES" FOR THE TERMS OF THE SERIES 1998-B CONVERTIBLE PREFERRED STOCK.

In March 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. The Company received no cash proceeds.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $34,508,780 at December 31, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. In the second fiscal quarter of 1999, the Company expects to receive $470,000 (net of issuance costs of $30,000) from the sale of 500 shares of its Series 1998-B Convertible Preferred Stock. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 1999. Substantial additional financing will be required in 1999. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. SEE "ITEM 3 - LEGAL PROCEEDINGS."

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock. All share amounts and values described below reflect the reverse stock split.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of product sales. Revenues decreased 36.2% to $907,957 in 1998 from $1,422,296 in 1997. The decrease in revenues was primarily attributable to delays related to closure of the Company's Singapore facility and the establishment of a manufacturing base in Vancouver in early 1998, and the decrease of product sales in India in 1998. Sales to two customers accounted for approximately 42% of total sales in 1998. Sales to one customer accounted for approximately 17% of total product sales in 1997.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $1,200,308 (132.2% of product sales) in 1998 from $1,426,638 (100.3% of product sales) in 1997. The decrease was attributable to decreased sales. The increase as a percentage of revenues was attributable to transferring production from Singapore to Vancouver and delays in setting up the manufacturing equipment.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 33.5% to $442,299 in 1998 from $665,475 in 1997, primarily as a result of reduced payroll and related expenses and changes in the amount of clinical trial activity and related expense. The Company has maintained its focus on controlling costs in all departments, including research and development, and thus intentionally reduced these costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 24.1% to $3,999,983 in 1998 from $5,270,955 in 1997, primarily as a result of the closure of facilities in Singapore, a reduction in the number of administrative personnel and an ongoing focus on controlling costs.

RESTRUCTURING EXPENSE. Results of operations of 1997 included a $278,537 charge associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The restructuring charge included approximately $161,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $47,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write off of leasehold improvements. The closure of the Singapore manufacturing operations was concluded in May 1998. Accrued restructuring, included in accrued expense was $13,040 at December 31, 1998, representing residual amounts which will be paid during the statutory liquidation of the SDS Singapore. In early 1998, the Company issued to the former director of its Singapore operations 16,000 shares of its common stock in settlement of a severance agreement. The fair value of these shares, $25,600, was recorded as compensation expense in 1998.

INTEREST EXPENSE AND LOAN FEES. Interest expense decreased to $10,819 in 1998 from $413,993 in 1997 due to a non-recurring interest charge in 1997 on the Convertible Debentures, which were converted to common stock in late 1997.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $24 million which is available to offset future taxable income, if any, expiring through the year 2012. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. SEE NOTE 9 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, and the exercise of common stock purchase warrants and stock options. In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of $1.5 million convertible debentures. In June 1997 and August 1997, the Company entered into three separate common stock subscription agreements for the issuance and sale of a total of 408,291 shares of common stock for an aggregate purchase price of $2,063,000 (net of issuance costs). In January 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 1,500 shares of the Company's newly designated Series 1998-A Convertible Preferred Stock (the "1998-A Preferred Stock") for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). In May 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of 156,250 shares of its common stock for an aggregate purchase price of $250,000. In August 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of a total of 1,500 shares of the Company's Series 1998-B Convertible Preferred Stock (the "1998-B Preferred Stock") for an aggregate purchase price of $1,410,000 (net of issuance costs of $90,000). Pursuant to such securities purchase agreement, the investor purchased 500 shares of 1998-B Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) in August 1998. In December 1998 the Company sold an additional 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) and issued an additional 145 shares of the 1998-B Preferred Stock to the investor in satisfaction of certain obligations under the terms of the 1998-A Preferred Stock and 1998-B Preferred Stock held by the investor. Additionally, pursuant to a letter agreement entered into in April 1999 amending the terms of the securities purchase agreement, the investor is obligated to purchase an additional 500 shares of 1998-B Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor has paid $200,000 of the aggregate purchase price and has agreed to pay the remaining $270,000 of the purchase price upon the filing of a satisfaction and release with the court in the lawsuit recently settled between the Company and Luc Hardy.

Cash used in operating activities in 1998 was $2,658,306. This was primarily a result of a net loss of $4,676,987, adjustments for depreciation and amortization, decreases in accounts receivable and inventories and non-cash settlement expense of $1,385,000. Accounts receivable decreased due to decreased sales and timing of sales in the fourth quarter of 1998, and inventories decreased due to improved control of raw materials purchasing.

Accrued expenses totaled $1,604,536 at December 31, 1998 compared to $1,805,498 at December 31, 1997. Accrued wages and salaries decreased to $429,513 at December 31, 1998 from $493,352 at December 31, 1997. Accrued restructuring costs decreased to $13,040 at December 31, 1998 from $135,522 at December 31, 1997 due to the completion of the closure of the Singapore operation. The residual amount will be paid during the statutory liquidation of the Singapore subsidiary. Legal expenses accrued relating to pending litigation and other matters were $508,210 and $331,554 at December 31, 1998 and 1997, respectively. Litigation contingencies decreased to $440,000 at December 31, 1998 from $750,000 at December 31, 1997 due to the settlement of the Hardy v. Saliva Diagnostic Systems matter. The value of shares issued pursuant to the Hardy settlement agreement of $1,385,000 are included in additional paid in capital at December 31, 1998. SEE ITEM 3 -"LEGAL PROCEEDINGS."

Cash used in investing activities in 1998 was $8,696, which represented acquisition costs of property and equipment related to the construction of drying facilities and re-engineering of molds, offset by proceeds from the sale of property and equipment, primarily in Singapore.

Cash provided by financing activities in 1998 was $2,547,214. This was primarily a result of net proceeds of $2,320,000 from the sale of 1998-A and 1998-B Convertible Preferred Stock and $250,000 from the sale of common stock.

On January 9, 1998, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 85,652 shares of its common stock, and to Joseph Kaufman ("Kaufman") 34,233 shares of its common stock, which they were entitled to receive pursuant to the terms of a letter agreement dated June 27, 1997 among the Company, Tail Wind and Kaufman. The letter agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the trading price of the Company's common stock during a specified period.

On January 26, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its 1998-A Preferred Stock. Pursuant to the securities purchase agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the investor for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $3.375, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. On July 30, 1998, the Company amended the Securities Purchase Agreement to eliminate the redemption rights pursuant to the Securities Purchase Agreement for the 1998-A Preferred Stock. As of December 31, 1998, all outstanding shares of the 1998-A Preferred Stock had been converted into 1,804,251 shares of common stock.

In connection with the issuance and sale of the 1998-A Preferred Stock, the Company entered into a separate registration rights agreement with the investor under which the Company was required to file a registration statement covering resales of shares of the common stock issuable upon conversion of the 1998-A Preferred Stock. The Agreement provides that the Company would pay certain amounts to the investor if the registration statement was not filed on or before February 26, 1998 or was not declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company was no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company had filed pre-effective amendments to the registration statement on Form SB-2. The terms of the 1998-A Preferred Stock provided that, if the registration statement was not declared effective by April 26, 1998, the Company would pay, upon demand of the investor, an amount equal to two percent (2%) of the purchase price of the 1998-A Preferred Stock for the period from April 26, 1998 until the date the registration statement is declared effective. The investor waived the right to receive any such payment in exchange for 145 shares of the Company's 1998-B Preferred Stock, which were issued to the investor on December 11, 1998. The value of these shares, $145,000, has been included as deemed dividends on preferred stock in the accompanying consolidated financial statements.

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

The following summarizes deemed dividends and earned dividends on the Series A Preferred Stock and related accretion as of December 31, 1998.


                                                                      Accreted or Earned
                                                       Total                 as of
                                                       Value          December 31, 1998
                                                   --------------    --------------------
         Beneficial conversion feature             $  300,000             $  300,000
         Issuance costs                               120,000                120,000
         Warrants                                     248,250                248,250
         Preferred stock issued in settlement
            of registration delay                     145,000                145,000
         Earned dividends (6% of preferred
           principal value)                            36,193                 36,193
                                                   ----------              ----------
            Total                                  $  849,443              $ 849,443
                                                   ----------              ----------
                                                   ----------              ----------



On April 28, 1998, the Company issued to the Tail Wind Fund, Ltd. 149,663 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company. The agreement provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period.

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

On July 28, 1998, the Company issued to Tail Wind 51,377 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of the common stock purchase agreement dated as of June 30, 1997 between Tail Wind and the Company, which provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period. Under the terms of such common stock purchase agreement, Tail Wind remains entitled to receive an additional 17,410 shares of common stock.

On August 3, 1998, the Company appointed Paul Bernstein as a member of the Board of Directors.

On August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of a total of 1,500 shares of its 1998-B Preferred Stock for an aggregate purchase price of $1,410,000 (net of issuance costs of $90,000). In August 1998, pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-B Preferred Stock as determined by dividing the purchase price of the 1998-B Preferred Stock by the lesser of (i) $1.69, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. In December 1998, the Company sold an additional 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) and issued an additional 145 shares of the 1998-B Preferred Stock to the investor in satisfaction of certain obligations under the terms of the 1998-A Preferred Stock and 1998-B Preferred Stock held by the investor. Pursuant to a letter agreement entered into in April 1999 amending the terms of the securities purchase agreement, the investor is obligated to purchase an additional 500 shares of 1998-B Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor has paid $200,000 of the aggregate purchase price and has agreed to pay the remaining $270,000 of the purchase price upon the filing of a satisfaction and release with the court in the lawsuit recently settled between the Company and Luc Hardy.

The 1998-B Preferred Stock is convertible into common stock of the Company at a beneficial conversion ratio and, as a result, a discount of $286,250 in the aggregate, was recorded at the date of issuance of the 1,000 shares of the 1998-B Preferred Stock in 1998. The $286,250 discount will accreted to deemed preferred dividends over the conversion period, which ends March 11, 1999.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 was accreted to deemed preferred dividends over the conversion period which ended November 1, 1998. The following summarizes deemed dividends and earned dividends on the Series B Preferred Stock and related accretion as of December 31, 1998.

                                               Total                   Accreted as of
                                               Value                December 31, 1998
                                            ------------            ------------------
         Beneficial conversion feature      $ 286,250                     $ 188,334
         Warrants                             253,750                       253,750
                                            ---------                     ---------
            Total                           $ 540,000                     $ 442,084
                                            ---------                     ---------
                                            ---------                     ---------


On July 31, 1998, the U.S. Food and Drug Administration ("FDA") determined that the Company's Vancouver facility is in compliance with the FDA's Good Manufacturing Practices (GMP) regulations and granted Certificates of Exportability for the Company's HIV rapid tests for all countries that require such certificates. The Company intends to use its Vancouver facility only to manufacture test strips for its rapid tests.

On August 7, 1998, the FDA advised the Company that it has cleared the Company's Stat-Simple(R) test for diagnostic use in humans. Stat-Simple(R) is a finger-prick test for the bacterial infection responsible for the majority of stomach ulcers and certain other gastrointestinal diseases in humans, and may allow physicians to diagnose the infection at the time of patient visit, thereby avoiding the expense and time consumed in traditional laboratory-based testing.

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

In the second fiscal quarter of 1999, the Company expects to receive $470,000 (net of issuance costs of $30,000) from the sale of 500 shares of its Series 1998-B Convertible Preferred Stock. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 1999. Substantial additional financing will be required in 1999. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. There can be no assurance that the Company will be able to sell its securities on commercially reasonable terms or to enter into agreements with corporate partners on favorable terms or at all. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the U.S., the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern. SEE "ITEM 3 - LEGAL PROCEEDINGS."

REVERSE STOCK SPLIT

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock, which was previously approved by the Company's shareholders at a special meeting held on February 28, 1998. Warrants and options to purchase the Company's common stock, preferred stock, and other securities convertible into shares of the Company's common stock, will be adjusted in accordance with their terms to reflect the reverse stock split.

YEAR 2000 ISSUE

The Company is assessing its computer systems and software to determine readiness for the Year 2000. For this purpose, the term "computer systems and software" includes systems that are commonly thought of as information technology ("IT") systems, including enterprise software, operating systems, networking components, application and data servers, PC hardware, accounting, data processing and other information systems, as well as systems that are not commonly thought of as IT systems, such as telephone systems, fax machines, manufacturing equipment and other miscellaneous systems and equipment. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts. The inability of computer software programs and operating systems accurately to recognize, interpret and process date codes designating the year 2000 and beyond could cause systems to yield inaccurate results or encounter operating problems, including disruption of the business operations these systems control. The Company believes it was 100% complete with its internal assessment at the end of December 1998.

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failures to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, the Company has received responses from approximately 10% of the suppliers contacted to date, most of which have indicated they are, or expect to be, Year 2000 compliant. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of June 1999.

The Company currently estimates that it will spend between $15,000 and $20,000 in addressing the Year 2000 issue, of which approximately $1,000 has been incurred as of December 31, 1998. The estimates are subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue.

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

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by the end of June 1999.

The costs of the Company's Year 2000 assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect SFAS No. 133 to have a material impact on its consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP are included in this report as follows:


         Report of Arthur Andersen LLP                                          F-1

         Consolidated Balance Sheets as of December 31, 1998 and 1997           F-2

         Consolidated Statements of Operations -                                F-3
              For the Years Ended December 31, 1998 and 1997

         Consolidated Statement of Stockholders' Equity -                       F-4
              For the Years Ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows -                                F-5
              For the Years Ended December 31, 1998 and 1997

         Notes to Consolidated Financial Statements                             F-6



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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


                            DIRECTORS OF THE COMPANY

        NAME OF DIRECTOR                 AGE                       POSITION WITH THE COMPANY
        ----------------                 ---                       -------------------------
        Kenneth J. McLachlan              52         President, Chief Executive Officer, Chief Financial
                                                        Officer and Director
        Hans R. Vauthier, Ph.D.           74         Director
        Eric F. Stoer, Esq.               54         Director
        Paul P. Bernstein                 64         Director



The following are brief summaries of the business experience of the directors of the Company, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

KENNETH J. MCLACHLAN has served on the Board of Directors since December 1995. In December 1996, Mr. McLachlan was appointed by the Board to serve as the Company's President and Chief Executive Officer. Mr. McLachlan has served as the Company's Chief Financial Officer since June 1996. In 1993, Mr. McLachlan founded an international finance and consulting firm in the Netherlands. From 1988 to 1993, Mr. McLachlan served as Chief Financial Officer and Executive Vice President of Corange--Boehringer Mannheim, a privately-owned multinational health care group.

HANS R. VAUTHIER, PH.D. has served on the Board of Directors since May 1996. Since 1981, Dr. Vauthier has been a principal of Vauthier & Partner A.G., a consulting firm located in Basle, Switzerland which assists pharmaceutical companies in discovering and developing new products. Dr. Vauthier received his doctorate in economics and business administration from the University of Bern in Switzerland.

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

PAUL P. BERNSTEIN was appointed to the Board of Directors in July 1998 and elected to the Board of Directors at the Company's annual meeting of shareholders in December 1998. Mr. Bernstein has been a co-founder and shareholder of Sanford C. Bernstein & Co., Inc., an investment banking and research firm, since 1967.

EXECUTIVE OFFICERS OF THE COMPANY

NAME                                   AGE               CURRENT POSITION(S) WITH COMPANY
----------------------------------------------------------------------------------------------------
Kenneth J. McLachlan                    52   President, Chief Executive Officer and
                                               Chief Financial Officer
David Barnes, M.D.                      53   Managing Director, SDS International, Ltd.
Stefan Paskell                          50   Executive Vice President and General Manager
Paul D. Slowey, Ph.D.                   43   Chief Operating Officer and Vice President of Marketing



The following are brief summaries of the business experience of the Executive Officers of the Company. For information on the business background of Mr. McLachlan , see "DIRECTORS OF THE COMPANY" above.

DAVID BARNES, M.D. served on the Board of Directors of the Company from November 1993 to 1996. Dr. Barnes has been the Managing Director of SDS International, Ltd. since commencement of its operations. Prior to his position as Managing Director of SDS International, Ltd., Dr. Barnes was Director of Medical Services for Hemotex Ltd., a laboratory service primarily involved with the insurance industry in the United Kingdom.

STEFAN PASKELL joined the Company as acting General Manager in April 1998. In February 1999, Mr. Paskell was promoted to Executive Vice President and General Manager of the Company. From 1987 to present, Mr. Paskell has been Chief Executive Officer and Chairman of Washington Biotechnology, a biotechnology research and development corporation based in Seattle, Washington. Mr. Paskell was a Director and Vice President of Bainbridge Sciences, Inc. from 1987 to 1991, and a General Manager of New Horizons Diagnostics Corp., a medical diagnostics research, development, and manufacturing company based in Columbia, Maryland from 1981 to 1987.

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


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for year ended December 31, 1998, all executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements, except for Mr. Paul Bernstein, who filed a late report on Form 3 reporting beneficial ownership of 156,250 shares of the Company's common stock, and Biscount Overseas Limited, which to date has not filed a report on Form 3.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 1998, 1997 and 1996 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer and each of the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                                                     COMPENSATION
                                         ANNUAL COMPENSATION (1)                    ----------------
                                  --------------------------------------------           AWARDS
                                                                                       SECURITIES
                                                                   OTHER               UNDERLYING
                                   FISCAL                          ANNUAL                OPTIONS            ALL OTHER
                                    YEAR         SALARY         COMPENSATION               (#)            COMPENSATION
                                  -------- ----------------- -----------------      ----------------    ----------------
Kenneth J. McLachlan (2)            1998         -                $180,000                 -                 -
   President,                       1997         -                 180,000              100,000              -
   Chief Executive Officer          1996         -                  51,000                 -                 -
   and Chief Financial Officer

David Barnes, MD                    1998        $125,000         -                         -                 -
   Managing Director,               1997         135,000         -                         7,500             -
   SDS International, Ltd.          1996         135,000         -                         -                 -



(1) Amounts shown include compensation earned in each respective fiscal year. No bonuses were paid in any of the fiscal years reported.

(2) Includes 100,000 options granted to International Business Consultants ("IBCO"), a Jersey company of which Mr. McLachlan is a principal, pursuant to a Management Consulting Agreement entered into as of December 5, 1997 between IBCO and the Company under which IBCO provides Mr. McLachlan's services to the Company. SEE "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Amounts paid in 1996 included payments to Mr. McLachlan pursuant to a consulting contract which commenced in June 1996 and which was superseded by the Agreement with IBCO. Of the amount shown as other annual compensation for 1998, $75,000 had not been paid as of December 31, 1998. Mr. McLachlan has served as the Company's Chief Financial Officer since June 1996 and was appointed President and Chief Executive Officer by the Board of Directors in December 1996.

In December 1997, the Company entered into a management consulting agreement with International Business Consultants, pursuant to which International Business Consultants provides Mr. McLachlan's services as President and Chief Executive Officer of the Company. SEE "ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

In August 1994, the Company entered into an employment agreement with Dr. David Barnes for the position of Managing Director of SDS International, Ltd. The employment agreement provides for an annual base salary of 79,200 (pound sterling) (approximately US $125,000) plus the use of a car. If the agreement is terminated for any reason, Dr. Barnes is entitled to receive his base salary for the remaining term of the agreement.

                        OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to the named executive officers during the fiscal year ended December 31, 1998.


The following table provides certain information concerning the value of unexercised options held as of December 31, 1998 with respect to the named executive officers. There were no options exercised by the named executive officers in 1998. All options held by the named executive officers are currently exercisable.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                                     OPTIONS AT                  IN-THE-MONEY OPTIONS
                                    DECEMBER 31, 1998           AT DECEMBER 31, 1998 (1)
                                ----------------------          ------------------------
       NAME                  EXERCISABLE    UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
       ----                  -----------    -------------      -----------  -------------
Kenneth J. McLachlan              100,000         0               0               0

David Barnes, MD                   18,000         0               0               0



(1) At December 31, 1998 there were no "in-the-money" options as calculated based on the closing price of $0.45 per share the Company's common stock on that date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of April 15, 1999 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

                                                                             COMMON STOCK
-------------------------------------------------------     -----------------------------------------------
                                                              NUMBER OF SHARES         % SHARES
                                                             BENEFICIALLY OWNED      BENEFICIALLY
      NAME AND ADDRESS                                              (1)                  OWNED
-------------------------------------------------------     --------------------- -------------------------
      Kenneth J. McLachlan
          607 Collingwood House
          Dolphin Square
          London SW1 3NF England                                   170,000   (2)         2.07%

      Hans R. Vauthier
          Steinengraben 28
          Ch-4051
          Basel, Switzerland                                        25,000   (3)           *

      Eric F. Stoer, Esq.
           c/o Bryan Cave LLP
           700 Thirteenth Street
           Washington, DC 20005                                     25,000   (4)           *

      Paul P. Bernstein
           350 E. 79th Street
           Apt. 19-A
           New York, NY 10021                                      156,250               1.93%

      David Barnes, M.D.
           c/o SDS International, Ltd.
           11 Sovereign Close
           Sovereign Court
           London, England E1 9HW, UK                               35,800   (5)           *

      Biscount Overseas Limited
           c/o J. Owadyeh
           3 Freilager Str.
           Zurich, Switzerland CH-8043                           3,250,619   (6)        30.34%

      Luc Hardy
          303 Cognewaugh Road
          Greenwich - Cos Cob, CT 06807                          1,500,000              18.49%

      All Executive Officers, Directors and Director
      nominees as a group, (seven persons)                        478,780   (7)         5.76%



*     Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from April 15, 1999 are considered outstanding for the purpose of calculating the percentage of common stock owned by such person but not for the purpose of calculating the percentage of common stock owned by any other person.

(2) Includes 20,000 shares registered in the name of Bank of Bermuda Trust Company, trustee for the Morar Trust, an irrevocable trust established for the benefit of Mr. McLachlan's children. Also includes 50,000 shares registered in the name of Reads Trust Company Limited, trustee of an irrevocable trust established for the benefit of Mr. McLachlan's children. Mr. McLachlan has no power to vote or dispose of these shares pursuant to the terms of the trusts. Also includes options to purchase 100,000 shares of common stock which were granted to International Business Consultants, a Jersey company, of which Mr. McLachlan is a principal, in connection with consideration paid by the Company to International Business Consultants for Mr. McLachlan's services to the Company.

(3)   Includes options to purchase 25,000 shares of common stock.

(4)   Includes options to purchase 25,000 shares of common stock.

(5)   Includes options to purchase 35,800 shares of common stock.

(6) The information as to beneficial ownership is based in part on Schedule 13D filed with the Securities and Exchange Commission by Biscount Overseas Limited on January 12, 1999. The Schedule 13D reported beneficial ownership of 650,619 shares of common stock, 1,893,939 shares issuable upon conversion of the 1,000 outstanding shares of 1998-B Preferred Stock, (based upon conversion at the market price of the common stock on December 22, 1998), and 100,000 shares issuable upon the exercise of warrants. Based upon the market price of the common stock on April 15, 1999, the 1,000 shares of 1998-B Preferred Stock would be convertible into 2,500,000 shares of common stock.

(7) Includes Kenneth J. McLachlan, Eric F. Stoer, Hans R. Vauthier, Paul P. Bernstein, David Barnes, Stefan Paskell and Paul D. Slowey, the current directors and executive officers of the Company. Includes options to purchase an aggregate of 193,300 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company entered into a Management Consulting Agreement (the "Agreement") with International Business Consultants ("IBCO"), under which IBCO agreed to provide the services of Kenneth J. McLachlan as the Company's President and Chief Executive Officer from December 5, 1997 until December 31, 1998, with an automatic one year extension on January 1, 1999 and each year thereafter unless written notice is given by either the Company or IBCO 90 days prior thereto. Under the Agreement, IBCO will provide the services of Kenneth J. McLachlan as President and Chief Executive Officer of the Company in exchange for a base salary of $180,000 per annum or such greater amount as the Board of Directors of the Company may from time to time determine. Upon entering into the Agreement, IBCO was granted options to purchase 25,000 shares of the Company's common stock at $4.06 per share. IBCO was also granted options to purchase 75,000 shares of the Company's common stock at $4.06 per share as compensation for Mr. McLachlan's previous service to the Company. SEE "--ITEM 10 - EXECUTIVE COMPENSATION." Additionally, under the Agreement, IBCO is entitled to an annual incentive bonus of 10% of the annual net income of the Company, during the term which IBCO renders services to the Company under the Agreement, payable, at the option of the Company, in cash or common stock of the Company. IBCO may be terminated for "cause" or "good reason," as defined in the Agreement.

In January 1997, subsequent to his resignation as President and CEO of the Company in December 1996, Ronald Lealos filed a lawsuit against the Company in Superior Court in Clark County in the State of Washington. The complaint in the lawsuit alleged various breach of contract claims. This lawsuit was dismissed without prejudice as a prerequisite to a settlement agreement between Mr. Lealos and the Company. The parties did not reach a settlement and, in February 1998, Mr. Lealos filed a complaint against the Company in the same court which alleged substantially the same claims. In March 1998, the Company filed an answer to the complaint and asserted numerous counterclaims against Mr. Lealos, including counterclaims for breach of fiduciary duty and conversion. The Court granted the motion in February 1999 in favor of the Company. Subsequently, Mr. Lealos has moved to amend the original complaint to allege new grounds for recovery of lost compensation, including quantum meruit. The Court granted this motion in February 1999. A trial based on the amended complaint and counterclaims is scheduled for October 1999. SEE "ITEM 3-LEGAL PROCEEDINGS."

In 1992, the Company loaned to Mr. Lealos, then President and Director of the Company, $93,000 to purchase shares of the Company's common stock. The loan accrues interest at 6% annually. In 1995, the sum of $9,175 was paid toward the principal of the loan, leaving a remaining principal balance of $83,825 which was due in full on December 31, 1996. The loan is among the subjects of the Company's counterclaims against Mr. Lealos.

In June and August 1997, the Company sold shares of its common stock in a private placement pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended ("Regulation D"). Pursuant to common stock subscription agreements between the Company and the investors named therein, the Company sold a total of 408,290 shares of common stock for an aggregate purchase price of $2,063,000, net of issuance costs. Bermuda Trust Company, trustee for the Morar Trust, of which the children of Kenneth J. McLachlan are beneficiaries, was an investor in the private placement and purchased 20,000 shares for an aggregate purchase price of $100,000.

In May 1998, in a private placement pursuant to Regulation D, the Company sold a total of 156,250 shares of its common stock to Paul P. Bernstein for an aggregate purchase price of $250,000.

Eric F. Stoer, a director of the Company, is a partner in the law firm of Bryan Cave LLP, which provided legal services to the Company in 1998 and which continues to provide legal services in 1999 at arms length rates.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits included herein:


Exhibit
No.          Description
---          -----------
3.1          Certificate of Incorporation, as amended, incorporated by reference to Exhibits 2.1 through 2.6 of the Company's Registration Statement
             No. 33-46648 filed on Form S-1 (the "Form S-1"); and to Exhibit 2.7 of the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1995
3.2          Certificate of Amendment, dated February 25, 1997, incorporated by reference to Exhibit 2.2 of the Company's Annual Report on
             Form 10-KSB for its fiscal year ended December 31, 1996
3.3          Certificate of Amendment, dated November 21, 1997, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form
             10-KSB for its fiscal year ended December 31, 1997 (the "1997
             10-KSB")
3.4          Certificate of Amendment, dated July 31, 1998, incorporated by reference to Exhibit 3.4 of the Company's Quarterly Report on Form
             10-QSB for its fiscal quarter ended June 30, 1998 (the "1998
             10-QSB")
3.5          Company's By-laws, as amended, incorporated by reference to
             Exhibit 3.4 of 1997 10-KSB
4.1          Specimen of Certificate Representing Common stock, incorporated by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-46648)
4.2          Form of Underwriter's Warrant, incorporated by reference to
             Exhibit 4.2 of the Form S-1.
4.3          7.5% Convertible Debenture due February 28, 1999, issued by the
             Company to The Tail Wind Fund, Ltd. on March 11, 1997,
             incorporated by reference to Exhibit 4 to the Company's Quarterly
             Report on Form 10-QSB for its fiscal quarter ended March 31, 1997



4.4          Common Stock Purchase Warrant for 8,995 shares, issued by the
             Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration
             Statement on Form SB-2 (Registration No. 333-26795)
4.5          Letter Agreement dated May 28, 1997 between the Company and The
             Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File
             No. 000-21284) (the "June 1997 8-K")
4.6          Letter Agreement dated June 27, 1997 between the Company and The
             Tail Wind Fund Ltd, incorporated by reference to Exhibit 4.10 to the June 1997 8-K
4.7 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K
4.8 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June
             1997 8-K.
4.9 Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.4 of the June 1997 8-K.
4.10 Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule
             A thereto, incorporated by reference to Exhibit 4.5 of the June
             1997 8-K.
4.11         Form of Warrant issued to each of Grayson & Associates, Inc. and
             The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.1 of the June 1997 8-K.
4.12 Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company's Registration
             Statement on Form S-3 dated September 26, 1997 (Registration No.
             333-33429) (the "S-3/A").
4.13 Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to Exhibit
             10.6 of the S-3/A.
4.14         Certificate of Designations, Rights and Preferences of the Series
             1998-A Convertible Preferred Stock, incorporated by reference to
             Exhibit 4.1 of the Company's Current Report on Form 8-K, dated
             January 26, 1998.
4.15         Warrant dated as January 26, 1998 issued to Biscount Overseas
             Limited, incorporated by reference to Exhibit 4.3 of the Company's
             Registration Statement on Form S-3 dated February 26, 1998
             (Registration No. 333-46961) (the "1998 S-3")
4.16         Amended Certificate of Designations, Rights and Preferences of the
             Series 1998-A Convertible Preferred Stock, incorporated by reference to Exhibit 4.14 of the 1998 10-QSB
4.17         Certificate of Designations, Rights and Preferences of the Series
             1998-B Convertible Preferred Stock, incorporated by reference to
             Exhibit 4.16 of the 1998 10-QSB
4.18 Securities Purchase Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form
             8-K, dated January 26, 1998 (the "January 8-K")
4.19 Registration Rights Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.2 of the Company's January 8-K
4.20         Placement Agent Agreement dated as of January 26, 1998 between the
             Company and Aryeh Trading, Inc. incorporated by reference to
             Exhibit 10.3 of the January 8-K
4.21         Amendment to Securities Purchase Agreement dated as of January 26,
             1998, dated as of July 30, 1998 between the Company and Biscount
             Overseas Limited, incorporated by reference to Exhibit 4.22 of the Company's Registration Statement on Form SB-2 dated September 2,
             1998 (Registration No. 333-62787) (the "September SB-2")
4.22         Amendment to Registration Rights Agreement dated as of January 26,
             1998, dated as of July 30, 1998 between the Company and Biscount
             Overseas Limited, incorporated by reference to Exhibit 4.23 of the September SB-2
4.23         Placement Agent Agreement dated as of July 30, 1998 between the
             Company and Arych Trading Inc., incorporated by reference to
             Exhibit 4.24 of the September SB-2

4.24         Letter Agreement dated December 11, 1998, between the Company and
             Biscount Overseas Limited regarding Series 1998-B Convertible
             Preferred Stock. *




4.25         Letter Agreement dated April  23, 1999, between the Company and
             Biscount Overseas Limited regarding Series 1998-B Convertible
             Preferred Stock *
10.1         Consulting Agreement, dated May 20, 1996, between the Company and
             International Business Consultants Limited, incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
             10-KSB for its fiscal year ended December 31, 1996 (the "1996
             10-KSB"). #
10.2         Employment Agreement, dated August 9, 1994, between the Company and
             David Barnes, incorporated by reference to Exhibit 10.3 to the 1996
             10-KSB. #
10.3         1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Form S-1. #
10.4         1994 Stock Option Plan, incorporated by reference to Exhibit A of the Proxy Statement for the Company's 1994 Annual Meeting. #
10.5         Lease Agreement between the Company and East Ridge Business Park, incorporated by reference to Exhibit 10.14 of the Form S-1.
10.6         Lease Agreement for additional premises between the Company and
             East Ridge Business Park, incorporated by reference to Exhibit
             10.14 of the Form S-1.
10.7         Amendment, dated June 14, 1996, to Lease Agreement between the
             Company and East Ridge Business Park, incorporated by reference to
             Exhibit 10.10 to the 1996 10-KSB.
10.8         License Agreement, dated March 22, 1994, between the Company and
             Orgenics, Ltd., incorporated by reference to Exhibit 10.7 of the
             1993 10-KSB.
10.9         License Agreement between Saliva Diagnostic Systems, Inc. and
             Saliva Diagnostic Systems (Singapore) Pte. Ltd., incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
             10-KSB for its fiscal year ended December 31, 1994 (the "1994
             10-KSB")
10.10        Consulting Agreement, dated December 5, 1997, between the Company and International Business Consultants Limited, incorporated by reference to Exhibit 10.16 of the 1997 10-KSB
10.11        Sub-License Agreement by and among Saliva Diagnostic Systems,
             Pte. Ltd., Saliva Diagnostic Systems, Inc., Fremont Novo
             Sciences, L.L.C. and the Company dated February 21, 1995,
             incorporated by reference to Exhibit 10.17 of the 1997 10-KSB
10.12        Amendment to Sub-License Agreement, dated March 8, 1995,
             incorporated by reference to Exhibit 10.18 of the 1997 10-KSB
10.13        Agreement between Unilever PLC and the Company dated December 15,
             1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB
10.14        Distribution Agreement between Cadila Healthcare, Ltd. and the
             Company, dated January 18, 1999*
21           List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Form S-1
24           Powers of Attorney (included on the signature pages to this
             Annual Report)
27           Financial Data Schedule *



*        Filed herewith.
#        Denotes officer/director compensation plan or arrangement.

(b)      Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 30, 1999

                                          SALIVA DIAGNOSTIC SYSTEMS, INC.

                                          By:   /s/ Kenneth J. Mclachlan
                                             ---------------------------
                                          Kenneth J. McLachlan
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                                TITLE                                 DATE
/s/ Kenneth J. Mclachlan          President, Chief Executive Officer,
------------------------          Chief Financial Officer and Director
Kenneth J. McLachlan              (principal accounting officer)                 April 30, 1999



/s/ Hans R. Vauthier              Director                                       April 30,1999
--------------------
Hans R. Vauthier


/s/ Eric F. Stoer                 Director                                       April 30, 1999
-----------------
Eric F. Stoer



                                  Director                                       April 30, 1999
---------------------
Paul P. Bernstein




                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statement of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                               Arthur Andersen LLP


Portland, Oregon,
March 18, 1999 (Except with respect to
  the matters discussed in Note 15, as to
  which the date is March 25, 1999)

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                December 31,
                                                                  ----------------------------------------
                                                                        1998                     1997
                                                                  ----------------        ----------------
    ASSETS
    Current assets:
       Cash and cash equivalents                                  $        151,524        $        271,312
       Accounts receivable, less allowance of $83,603 (1998)
          and $42,000 (1997)                                                95,242                 154,052
       Inventories                                                         205,792                 458,177
       Prepaid expenses                                                     25,974                  51,876
                                                                  ----------------        ----------------
          Total current assets                                             478,532                 935,417

       Property and equipment, less accumulated
          depreciation of $782,463 (1998) and $995,853 (1997)              208,950                 434,457
       Deposits                                                             14,307                  40,162
       Restricted cash                                                      59,420                 120,500
       Patents and trademarks, less accumulated
         amortization of $57,605 (1998) and $48,375 (1997)                  99,310                 108,541
                                                                  ----------------        ----------------
                                                                  $        860,519        $      1,639,077
                                                                  ----------------        ----------------
                                                                  ----------------        ----------------

    LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities:
       Accounts payable                                           $        439,227        $        347,835
       Accounts payable to related party                                    75,000                       -
       Accrued expenses                                                  1,604,536               1,805,498
       Accrued interest payable                                             68,240                  68,240
       Current portion of long-term debt and
         obligations under capital leases                                   59,387                  33,779
                                                                  ----------------        ----------------
           Total current liabilities                                     2,246,390               2,255,352
    Long-term debt and obligations under capital
      leases, net of current portion                                             -                  59,401
                                                                  ----------------        ----------------
           Total liabilities                                             2,246,390               2,314,753

    Commitments and Contingencies (Note 13)

    Shareholders' deficit:
       Series 1998-B Convertible Preferred Stock:
          1,645 shares authorized, 1,145 shares issued and
          outstanding, liquidation preference of $1,159,000              1,085,000                       -
       Common stock, $.01 par value, 50,000,000 shares
         authorized, issued and outstanding:
         5,231,888 (1998) and 2,934,462 (1997)                              52,319                  29,344
       Additional paid-in capital                                       32,069,415              27,905,263
       Note receivable from shareholder for stock                          (83,825)                (83,825)
       Accumulated deficit                                             (34,508,780)            (28,526,458)
                                                                  ----------------        ----------------
          Total shareholders' deficit                                   (1,385,871)               (675,676)
                                                                  ----------------        ----------------
                                                                  $        860,519        $      1,639,077
                                                                  ----------------        ----------------
                                                                  ----------------        ----------------



      The accompanying notes are an integral part of these balance sheets.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         -----------      -----------
    Revenues
       Product sales                                                     $   907,957      $ 1,422,296

    Costs and expenses:
      Cost of products sold                                                1,200,308        1,426,638
      Research and development expense                                       442,299          665,475
      Selling, general and administrative expense                          3,999,983        5,270,955
      Restructuring expense                                                     --            278,537
                                                                         -----------      -----------
          Loss from operations                                            (4,734,633)      (6,219,309)

    Interest income                                                           16,117           28,850

    Interest expense                                                         (10,819)        (413,993)
    Other income (expense)                                                    52,348           (7,760)
                                                                         -----------      -----------

       Net loss                                                           (4,676,987)      (6,612,212)

    Dividends including deemed dividends on preferred stock                1,305,335             --
                                                                         -----------      -----------

       Net loss available to common stockholders                         $(5,982,322)     $(6,612,212)
                                                                         -----------      -----------
                                                                         -----------      -----------

      Basic and diluted net loss per share                               $     (1.50)     $     (2.66)
                                                                         -----------      -----------
                                                                         -----------      -----------
      Shares used in basic and diluted per share calculations              3,997,768        2,489,490
                                                                         -----------      -----------
                                                                         -----------      -----------








   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                        Series 1998-B
                                                  Common Stock         Preferred Stock       Additional
                                                -----------------    ------------------        Paid-in        Note
                                                Shares     Amount    Shares      Amount        Capital     Receivable
                                              ----------- --------- ---------- ------------ -------------- ------------
Balances, December 31, 1996                    2,209,078   $22,091                            $23,136,612     $(83,825)
Beneficial conversion feature related to
 Convertible Debentures issued March 1997                                                         375,000
Conversion of Debentures into common stock       173,682     1,737                              1,498,263
Write-off of unamortized financing costs                                                          (99,800)
Issuance of common stock pursuant to
Debenture and private placement conversion
 reset provisions                                139,936     1,399                                 (1,399)
 Issuance of common stock
  in payment of interest on Debentures             2,760        27                                 29,368
Sale of common stock in private placements       408,291     4,083                              2,059,331
Exercise of stock options                            715         7                                    451
Compensation expense on issuance of
 stock options                                                                                    907,437
Net loss
                                              ----------- --------- ---------- ------------ -------------- ------------ -
Balances, December 31, 1997                    2,934,462    29,344                             27,905,263      (83,825)
Issuance of common stock                         156,250     1,563                                248,437
Issuance of common stock in connection
 with severance agreement                         16,000       160                                 25,440
Issuance of common stock pursuant to private
 placement conversion reset provisions           320,925     3,209                                (3,209)
Series 1998-A preferred stock:
 Issuance of preferred stock, net                                       1,500      831,750        548,250
 Earned dividends                                                                                  36,193
 Accretion of deemed preferred dividends
  including accretion of warrants,
  issuance costs, beneficial conversion
  feature and registration penalty                                        145      813,250
 Conversion to common stock                    1,804,251    18,043     (1,500)  (1,500,000)     1,481,957
Series 1998-B preferred stock:
 Issuance of preferred stock                                            1,000      940,000
 Accretion of deemed preferred dividends
  including accretion of warrants and
  beneficial conversion feature                                                                   442,084
 Earned dividends
Common stock issuable in connection
 with settlement agreement                                                                      1,385,000
Net loss
                                               ---------   -------      -----   ----------    -----------     --------
Balances, December 31, 1998                    5,231,888   $52,319      1,145   $1,085,000    $32,069,415     $(83,825)
                                               ---------   -------      -----   ----------    -----------     --------
                                               ---------   -------      -----   ----------    -----------     --------



                                                 Accumulated
                                                   Deficit         Total
                                               -------------- ---------------
Balances, December 31, 1996                   $(21,914,246)     $1,160,632
Beneficial conversion feature related to
 Convertible Debentures issued March 1997                          375,000
Conversion of Debentures into common stock                       1,500,000
Write-off of unamortized financing costs                          (99,800)
Issuance of common stock pursuant to
Debenture and private placement conversion
 reset provisions
 Issuance of common stock
  in payment of interest on Debentures                              29,395
Sale of common stock in private placements                       2,063,414
Exercise of stock options                                              458
Compensation expense on issuance of
 stock options                                                     907,437
Net loss                                        (6,612,212)     (6,612,212)
                                              ------------- ---------------
Balances, December 31, 1997                    (28,526,458)       (675,676)
Issuance of common stock                                           250,000
Issuance of common stock in connection
 with severance agreement                                           25,600
Issuance of common stock pursuant to private
 placement conversion reset provisions
Series 1998-A preferred stock:
 Issuance of preferred stock, net                                1,380,000
 Earned dividends                                  (36,193)
 Accretion of deemed preferred dividends
  including accretion of warrants,
  issuance costs, beneficial conversion
  feature and registration penalty                (813,250)
 Conversion to common stock
Series 1998-B preferred stock:
 Issuance of preferred stock                                       940,000
 Accretion of deemed preferred dividends
  including accretion of warrants and
  beneficial conversion feature                   (442,084)
 Earned dividends                                  (13,808)        (13,808)
Common stock issuable in connection
 with settlement agreement                                       1,385,000
Net loss                                        (4,676,987)     (4,676,987)
                                              ------------     -----------
Balances, December 31, 1998                   $(34,508,780)    $(1,385,871)
                                              ------------     -----------
                                              ------------     -----------




  The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                         ----------------------------
                                                                             1998             1997
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(4,676,987)     $(6,612,212)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                             213,903          225,606
   Compensation expense on issuance of stock options                            --            907,437
   Settlement expense payable in common stock                              1,385,000             --
   (Loss) gain on sale of property and equipment                             (43,479)          25,900
   Loss on write off of assets                                                62,003             --
   Interest expense related to conversion of Debentures                         --            404,395
  Changes in current assets and liabilities:
   Accounts receivable                                                        58,810           24,384
   Inventories                                                               252,385         (189,746)
   Prepaid expenses and deposits                                             112,837          (17,451)
   Accounts payable and accrued expenses                                     (22,778)       1,335,260
                                                                         -----------      -----------
    Net cash used in operating activities                                 (2,658,306)      (3,896,427)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property and equipment                                      (41,381)         (62,770)
 Proceeds from sale of property and equipment                                 32,685             --
 Deposits                                                                       --             48,332
                                                                         -----------      -----------
    Net cash used in investing activities                                     (8,696)         (14,438)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock, net of
  issuance costs                                                             250,000        2,063,414
 Proceeds from sale of Preferred Stock, net of
  issuance costs                                                           2,320,000             --
 Proceeds from Convertible Debentures, net of
  issuance costs                                                                --          1,380,000
 Exercise of common stock options and warrants                                  --                458
 Repayment of long term debt and capital lease obligations                   (22,786)         (38,075)
                                                                         -----------      -----------
    Net cash provided by financing activities                              2,547,214        3,405,797
                                                                         -----------      -----------

    Net decrease in cash and cash equivalents                               (119,788)        (505,068)
     Cash and cash equivalents, beginning of period                          271,312          776,380
                                                                         -----------      -----------
     Cash and cash equivalents, end of period                            $   151,524      $   271,312
                                                                         -----------      -----------
                                                                         -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                  $    10,819      $     7,800
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
 Conversion of deposit to property and equipment                         $      --        $   100,153
 Conversion of Debentures into common stock                                     --          1,380,000
 Dividends and deemed dividends on Preferred Stock                         1,305,335             --



   The accompanying notes are an integral part of these financial statements.

             SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



    1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
Saliva Diagnostic Systems, Inc., a Delaware corporation (the Company), is primarily engaged in the development, manufacturing and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical specimen collection devices.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SDS International, Ltd. (1998 and 1997) and Saliva Diagnostic Systems (Asia) Ltd. (1997). All significant intercompany accounts and transactions have been eliminated.

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

LOSS PER SHARE
Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the both 1998 and 1997, and accordingly, the denominator was equal to the weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 200,450 and 315,350 shares and warrants for the purchase of 144,418 and 194,722 shares for the years ended December 31, 1998 and 1997, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. The Company also has 1,145 shares of Series 1998-B preferred stock outstanding, which may be converted into common stock pursuant to the agreement under which it was issued. SEE NOTE 7. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive

COMPREHENSIVE INCOME (LOSS)
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

CONCENTRATION OF CREDIT RISK
Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade receivables from large domestic and foreign companies. Sales to two customers accounted for approximately 42% of total sales in 1998. Sales to one customer accounted for approximately 17% of total product sales in 1997. At December 31, 1998 accounts receivable from two customers comprised 35% of total net accounts receivable. The Company's foreign sales in 1998 and 1997 were 37% and 41% of total sales, respectively.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain 1997 balances have been reclassified to conform with the current year's presentation.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative instrument's fair value be recognized currently in results of operations unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company expects that adoption of SFAS 133 will have no impact on the Company's financial condition or results of operations.

2.  SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

SIGNIFICANT OPERATING LOSSES - ACCUMULATED DEFICIT
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $34,508,780 at December 31, 1998. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock financings in 1998 (SEE NOTE 7), substantial additional financing will be required in 1999. There can be no assurances that such financing will be achieved.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with much certainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   RESTRUCTURING

Results of operations of 1997 included a charge associated with a restructuring plan designed to reduce costs and improve manufacturing and operational efficiencies. Under the plan, the Company closed its Singapore manufacturing operations in October 1997. The Company has out-sourced manufacturing previously performed in Singapore to qualified sources and locations. Total costs accrued in connection with the restructuring were $279,000 and included approximately $161,000 related to termination of employees, approximately $37,000 associated with the settlement of the lease obligation in Singapore, $71,000 for other costs related to closing the Singapore location and $10,000 non-cash charge for the write-off of leasehold improvements. Accrued restructuring, included in accrued expenses, was $13,040 at December 31, 1998, representing residual amounts which will be paid during the statutory liquidation of the Singapore subsidiary.

4.   INVENTORIES

Inventories consisted of the following:

                                        December 31,
                           ---------------------------------------
                                 1998                  1997
                           ---------------       -----------------
Raw materials              $       140,394       $         280,438
Work in process                     31,701                  11,569
Finished goods                      33,697                 166,170
                           ---------------       -----------------
                           $       205,792       $         458,177
                           ---------------       -----------------
                           ---------------       -----------------



5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                        December 31,
                                                ----------------------------
                                                    1998             1997
                                                -----------      -----------
Office furniture and equipment                  $    49,330      $    57,988
Machinery and equipment                             815,798        1,105,025
Leasehold improvements                               38,631           71,568
Vehicles                                             81,828          164,774
Exhibits                                              5,826           30,955
                                                -----------      -----------
                                                    991,413        1,430,310
  Less: accumulated depreciation
     and amortization                              (782,463)        (995,853)
                                                -----------      -----------
                                                $   208,950      $   434,457
                                                -----------      -----------
                                                -----------      -----------



6.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                December 31,
                                                       ------------------------------------
                                                           1998                   1997
                                                       --------------         -------------
Accrued wages and salaries                         $         429,513       $       493,352
Accrued payroll taxes                                        107,357                92,144
Accrued restructuring expenses                                13,040               135,522
Accrued litigation expenses                                  440,000               750,000
Accrued legal expense                                        508,210               331,554
Other accrued liabilities                                    106,416                 2,926
                                                       --------------         -------------
                                                   $       1,604,536       $     1,805,498
                                                       --------------         -------------
                                                       --------------         -------------



7. SHAREHOLDERS' DEFICIT

On August 3, 1998, the Company amended the Company's Certificate of Incorporation declaring that each ten outstanding shares of the Company's common stock be converted and reconstituted into one share of common stock. As a result, all share amounts and per share amounts in these financial statements have been restated to reflect the reverse stock split.

On February 20, 1997, at a Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock, par value $.01 per share, from 25,000,000 to 33,000,000 shares.

On November 21, 1997, at a Special Meeting of Shareholders, the shareholders of the Company approved amendments to the Company's Certificate of Incorporation
(i) increasing the number of authorized shares of the Company's common stock, par value $.01 per share, from 33,000,000 to 50,000,000, and (ii) authorizing the creation of a new class of stock, designated "Preferred Stock." The Preferred Stock is issuable in one or more series on terms and conditions to be established by the Board of Directors of the Company. Designations, preferences, conversion rights, cumulative rights, and relative, participation, optional and other rights, including voting rights, qualifications, limitations or restrictions, thereof, are determined by the Board of Directors of the Company.

1998 FINANCINGS
On January 26, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its 1998-A Preferred Stock. Pursuant to the securities purchase agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the investor for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lesser of (i) $3.375, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. On July 30, 1998, the Company amended the Securities Purchase Agreement to eliminate the redemption rights pursuant to the Securities Purchase Agreement for the 1998-A Preferred Stock. As of December 31, 1998, all outstanding shares of the 1998-A Preferred Stock had been converted into 1,804,251 shares of common stock.

In connection with the issuance and sale of the 1998-A Preferred Stock, the Company entered into a separate registration rights agreement with the investor under which the Company was required to file a registration statement covering resales of shares of the common stock issuable upon conversion of the 1998-A Preferred Stock. The Agreement provides that the Company will pay certain amounts to the investor if the registration statement was not filed on or before February 26, 1998 or was not declared effective by the Securities and Exchange Commission by April 26, 1998. A registration statement on Form S-3 was filed on February 26, 1998. Because the Company was no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company had filed pre-effective amendments to the registration statement on Form SB-2. The terms of the 1998-A Preferred Stock provided that, if the registration statement is not declared effective by April 26, 1998, the Company shall pay, upon demand of the investor, an amount equal to two percent (2%) of the purchase price of the 1998-A Preferred Stock for the period from April 26, 1998 until the date the registration statement is declared effective. The investor has waived the right to receive any such payment in exchange for 145 shares of the Company's 1998-B Preferred Stock, which were issued to the investor on December 11, 1998. The value of these shares, $145,000, has been included as deemed dividends on preferred stock in the accompanying consolidated financial statements.

In connection with the issuance of the 1998-A Preferred Stock, the Company paid a cash fee to the investor of 7.5% of the gross proceeds ($112,500) and attorney's fees equal to 0.5% of the gross proceeds ($7,500). The Company also issued warrants to the investor to purchase up to 75,000 shares of common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $248,250 has been reflected as a discount to the 1998-A Preferred Stock and was accreted as deemed preferred dividends over the conversion period, which ended July 25, 1998. The investor was entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-A Preferred Stock as determined by dividing the purchase price of the 1998-A Preferred Stock by the lessor of (i) $3.375 or (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. The fair value of this beneficial conversion feature, $300,000, was recorded as a discount to the 1998-A Preferred Stock and was accreted to deemed preferred dividends over the conversion period which ended July 25, 1998. The following summarizes deemed dividends and earned dividends on the Series A Preferred Stock and related accretion as of December 31, 1998.


                                              Total      Accreted or Earned as of
                                              Value          December 31, 1998
                                              --------   ------------------------
Beneficial conversion feature                 $300,000         $300,000
Issuance costs                                 120,000          120,000
Warrants                                       248,250          248,250
Preferred stock issued in settlement
   of registration delay                       145,000          145,000
Earned dividends (6% of preferred
  principal value)                              36,193           36,193
                                              --------         --------
   Total                                      $849,443         $849,443
                                              --------         --------
                                              --------         --------


On August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of a total of 1,500 shares of Series 1998-B Preferred Stock for an aggregate purchase price of $1,410,000 (net of issuance costs of $90,000). In August 1998, pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor is entitled to receive a number of shares of the Company's common stock upon conversion of the 1998-B Preferred Stock as determined by dividing the purchase price of the 1998-B Preferred Stock by the lesser of (i) $1.69, and (ii) 80% of the average closing bid price of the Company's common stock for the five trading days prior to conversion. In December 1998, the Company sold an additional 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) and issued an additional 145 shares of the 1998-B Preferred Stock to the investor in satisfaction of certain obligations under the terms of the 1998-A Preferred Stock and 1998-B Preferred Stock held by the investor. Pursuant to a letter agreement entered into in April 1999 amending the terms of the securities purchase agreement, the investor is obligated to purchase an additional 500 shares of 1998-B Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor has paid $200,000 of the aggregate purchase price and has agreed to pay the remaining $270,000 of the purchase price upon the filing of a satisfaction and release with the court in the lawsuit recently settled between the Company and Luc Hardy.

The 1998-B Preferred Stock is convertible into common stock of the Company at a beneficial conversion ratio and, as a result, a discount of $286,250 in the aggregate, was recorded at the date of issuance of the 1,000 shares of the 1998-B Preferred Stock in 1998. The $286,250 discount will accreted to deemed preferred dividends over the conversion period, which ends March 11, 1999.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 was accreted to deemed preferred dividends over the conversion period which ended November 1, 1998. The following summarizes deemed dividends and earned dividends on the Series B Preferred Stock and related accretion as of December 31, 1998.

                                      Total          Accreted as of
                                      Value        December 31, 1998
                                      --------     -----------------
Beneficial conversion feature         $286,250         $188,334
Warrants                               253,750          253,750
                                      --------         --------
   Total                              $540,000         $442,084
                                      --------         --------
                                      --------         --------



1997 FINANCINGS
In March 1997, the Company raised net proceeds of approximately $1,380,000 (net of issuance costs of $120,000) from the private sale of the 7.5% convertible debentures due February 28, 1999 (the "Debentures"). In connection with the issuance of the Debentures, the Company also issued warrants to Grayson & Associates, Inc. ("Grayson") in consideration of certain financial consulting services performed on behalf of the Company related to the sale of the Debentures. The warrants entitle the holder thereof to purchase up to 8,955 shares of common stock from the Company for a purchase price of $13.40 per share on or before March 14, 2002. (The warrantholder has certain demand and piggyback registration rights with respect to the shares that may be issued upon exercise of the warrants.) In May and June 1997, the holders of the Debentures agreed to an acceleration of conversion and to hold the common stock issued pursuant to such conversion (the "Early Conversion Shares") in accordance generally with the original conversion schedule. On June 5, 1997, $800,000 in principal amount of the Debentures were converted into a total of 83,360 shares of the Company's common stock and on June 30, 1997 the remaining $700,000 in principal amount of the Debentures were converted into a total of 90,323 shares of the Company's common stock. A total of $29,395 of accrued interest on the converted Debentures payable June 30, 1997 was paid to holders of the Debentures in the form of 2,760 shares of the Company's common stock. In addition, the Company agreed to certain conversion reset provisions, pursuant to which the holders of the Early Conversion Shares may receive certain additional shares of the Company's common stock under certain conditions. In accordance with such provisions, one holder of the Debentures exercised his right to receive an additional 5,720 shares on October 15, 1997 and 34,233 shares on January 9, 1998, and the other holder of the Debentures exercised its right to receive an additional 30,592 shares on November 5, 1997 and 85,652 shares on January 9, 1998. No further rights or obligations for the issuance of common stock are outstanding under the terms of the Debentures.

The number of shares of common stock issuable upon the conversion of the Debentures was determined by dividing the principal amount of the Debentures converted by the Conversion Price, as defined in the Debentures. The conversion price was defined as the lesser of 115% of Company's common stock market price at issuance of the Debenture (i.e. $19.191 per share) or 80% of the Company's common stock market price at conversion of the Debenture.

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

On June 30, 1997, the Company entered into two separate common stock subscription agreements for the issuance and sale of shares of the Company's common stock pursuant to Regulation D, promulgated under the Securities Act of 1933, as amended (the "Offering"). Pursuant to a common stock Purchase Agreement between the Company and certain investors named therein (the "Investors"), the Company sold a total of 242,000 shares of common stock to the Investors for an aggregate purchase price of $1,210,000, $612,500 of which was subscribed for by Investors as of June 30, 1997. Pursuant to a Common Stock Purchase Agreement between the Company and The Tail Wind Fund Ltd. ("Tail Wind"), the Company sold a total of 41,291 shares of common stock to Tail Wind for an aggregate purchase price of $300,000. The closing on $337,500 principal amount of the Offering to the Investors and $300,000 principal amount of the Offering to Tail Wind took place on July 14, 1997; the closing of $547,500 principal amount of the Offering to the Investors took place on July 17, 1997; and the closing of the remaining $325,000 principal amount of the Offering to the Investors took place on July 22, 1997.

On August 22, 1997, the Company entered into a Common Stock Subscription Agreement for the issuance and sale of shares of the Company's common stock pursuant to Regulation D, (the "August Offering.") Pursuant to a Common Stock Purchase Agreement between the Company and an investor named therein (the "August Investor") the Company sold a total of 125,000 shares of common stock for an aggregate purchase price of $750,000. The Closing of the August Offering took place on August 26, 1997.

Tail Wind and the August Investor are entitled to receive additional shares of common stock under their respective agreements subject to certain conditions related to the trading price of the Company's common stock during a specified period. In accordance with such provisions, the August Investor exercised his right to receive an additional 103,571 shares on December 16, 1997. Tail Wind may still be able to exercise its rights under certain circumstances. The common stock purchased in the Offering and the August Offering (collectively referred to as "the Offerings") is subject to certain resale restrictions. In connection with the Offerings, the Company also entered into separate registration rights agreements with the Investors, Tail Wind, and the August Investor under each of which the Company is required to file a registration statement covering resales of shares of the common stock sold in the Offering within 30 days after the date on which the closing relating to those shares occurred. A registration statement on Form S-3 covering resales of such shares was declared effective on September 30, 1997. Because the Company is no longer eligible to file on Form S-3 due to the delisting of the Company's securities from Nasdaq, the Company intends to file a post effective amendment to the registration statement on Form SB-2.

In connection with the Offerings, the Company paid a finder's fee to Grayson & Associates, Inc. ("Grayson") of $104,800 in cash and warrants to purchase 16,160 shares of the Company's common stock for an exercise price of $5.00 per share, and 3,303 shares of the Company's common stock for an exercise price of $7.2656 per share, all of which expire on June 30, 2002. The Company also issued to Tail Wind warrants to purchase up to 10,000 shares of the Company's common stock, exercisable at any time from January 1, 1998 to January 1, 2003, at an exercise price of $10.00 per share. Grayson and Tail Wind have certain registration rights with respect to the shares of common stock that may be issued upon exercise of their respective warrants. The registration statement on Form S-3 which was declared effective on September 30, 1997, covered resales of these shares.

NASDAQ DELISTING
Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets."(SEE ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS).

NOTE RECEIVABLE RELATED TO SALE OF STOCK
In January 1992, the Company sold to its President, who resigned in December 1996, 36,691 shares of common stock for $92,970 for a note payable to the Company in that amount. In 1995, $9,145 of principal on the note was paid. The note bore interest at 6% per annum, and was originally due December 1994, but later extended until December 1995. In December 1995, the Company extended the note for another year. The note was due on December 31, 1996 and, at December 31, 1998, $83,825 plus unpaid accrued interest was outstanding.

8. STOCK-BASED COMPENSATION PLANS

The Company has two stock option plans, a "1992 Plan", under which 35,000 shares of its common stock have been reserved for issuance, and a "1994 Plan", under which 35,000 shares of its common stock have been reserved for issuance. Under both plans, the Company's Board of Directors may grant either incentive stock options with an exercise price of not less than the fair market value of the common stock at the date of grant or non-qualified stock options with an exercise price of not less than 85% of the fair market value of the common stock at the date of grant. The Board of Directors shall determine the period of each option and the time or times at which options may be exercised and any restrictions on the transfer of stock issued upon exercise of any options. Both plans also provide for certain automatic grants to each non-employee director at a price of 100% of fair market value of the common stock at the time of grant. Options generally vest over a period of six months and are exercisable over a period of five years.

The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 1998 and 1997:

                                           Number of      Option Price
                                            Shares           Range
                                           --------      --------------
Outstanding at December 31, 1996            181,525      $4.30 - $68.75
Options granted                             175,000          4.06
Options exercised                              (715)      4.30 - 6.00
Options expired or canceled                 (40,460)      4.30 - 23.80
                                           --------      --------------
Outstanding at December 31, 1997            315,350       4.06 - 68.75
Options granted                                --              --
Options exercised                              --              --
Options expired or canceled                (114,900)      6.00 - 68.75
                                            -------      --------------
Outstanding at December 31, 1998            200,450      $4.06 - $26.25
                                            -------      --------------
                                            -------      --------------


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

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted during fiscal year 1997 using the Black-Scholes pricing model. No options were granted in 1998.

The following weighted average assumptions were used in the computations for the year ended December 31, 1997:

                                             1997
                                        ----------------
Expected dividend yield                         0%
Expected stock price volatility               203%
Risk-free interest rate                         6%
Expected life of options - years             five



The total value of options granted during 1997 was $805,000, which vested upon grant. The weighted average fair value of options granted during 1997 was $4.60.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and net loss per share would have approximated the pro forma amounts show below:

                                                                  1998                1997
                                                            ----------------    -----------------
Net loss available to common  stockholders as reported      $   (5,982,322)     $    (6,612,212)
Net loss available to common stockholders pro forma             (5,982,322)          (7,017,212)
Loss per share as reported                                           (1.50)               (2.66)
Loss per share pro forma                                             (1.50)               (2.82)



The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future results. SFAS 123 does not apply to awards prior to January 1, 1995.

The following table summarizes the information about stock options outstanding at December 31, 1998:

                        Options Outstanding                                    Options Exercisable
---------------------------------------------------------------------    --------------------------------
                                           Weighted        Weighted                          Weighted
                                           Average         Average                           Average
     Range of             Number          Remaining        Exercise         Number          Exercise
  Exercise Prices     Outstanding at     Contractual        Price       Exercisable at        Price
     Per Share         Dec. 31, 1998    Life (Months)     Per Share     Dec. 31, 1998       Per Share
     ---------         -------------    -------------     ---------     -------------       ---------
   $4.06 - $6.00            180,100         104.1          $ 4.12            180,100         $ 4.12
      $13.75                 15,000          5.5           $13.75             15,000         $13.75
  $21.88 - $26.25             5,350          3.8           $23.45              5,350         $23.45
                       -------------                                    --------------
                            200,450                                          200,450
                       -------------                                    --------------
                       -------------                                    --------------



The following table summarizes the information about warrants outstanding at December 31, 1998:

                                           Number of         Warrant Price
                                           Warrants              Range
                                         --------------     ----------------
Outstanding at December 31, 1996               153,000       $1.00 - $1.25
Warrants granted                                41,722        0.50 - 1.34
                                         --------------     ----------------
Outstanding at December 31, 1997               194,722        0.50 - 1.34
Warrants granted                               100,000           3.375
Warrants cancelled                            (147,000)       1.00 - 1.25
                                         --------------     ----------------
Outstanding at December 31, 1998               147,722      $0.50 - $3.375
                                         --------------     ----------------
                                         --------------     ----------------



Of the above warrants, 60,000 are exercisable at 50% of the Nasdaq closing bid price of the day before exercise.

9. INCOME TAXES

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

The Company has a net operating loss carryforward of approximately $24 million which is available to offset future taxable income, if any, expiring through the year 2017. The Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

10.      LONG-TERM DEBT

The Company has a note payable to a bank which bears interest at 6.94% per annum and is payable in equal annual installments over 60 months. At December 31, 1998, the note was secured by a time deposit in the amount of $59,240. The note was paid by the Company in January 1999, using the time deposit.

11.  OPERATING LEASES

The Company leases its offices and laboratory spaces, under operating leases with initial terms of three to seven years. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining lease terms in excess of one year, consisted of the following at December 31, 1998:


      Year Ended December 31,
      -------------------------
      1999                      $     170,819
      2000                            170,640
      2001                            166,433
      2002                            121,559
      Thereafter                        7,953
                                -------------
                                $     637,404
                                -------------
                                -------------



Rent expense for the years ended December 31, 1998 and 1997 was $197,942 and $330,920, respectively.


12. SEGMENT AND GEOGRAPHIC INFORMATION

in 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company operates exclusively in one segment. Substantially all revenues result from the sale of rapid in-vitro assays, proprietary specimen collection devices and other diagnostic devices. SEE NOTE 1 - CONCENTRATION OF CREDIT RISK.


                                                 December 31,
                                     ---------------------------------------
                                            1998                   1997
                                     ---------------        ----------------
Product sales:
   United States                     $       766,460        $        584,467
   Asia                                            -                 453,308
   United Kingdom                            141,497                 384,521
                                     ---------------        ----------------
      Total                          $       907,957        $      1,422,296
                                     ---------------        ----------------
                                     ---------------        ----------------
Operating loss:
   United States                     $    (4,149,777)       $     (5,734,653)
   Asia                                     (126,762)               (225,307)
   United Kingdom                           (458,094)               (259,349)
                                     ---------------        ----------------
      Total                          $    (4,734,633)       $     (6,219,309)
                                     ---------------        ----------------
                                     ---------------        ----------------
Identifiable assets:
   United States                     $       780,556        $      1,422,034
   Asia                                       10,730                       -
   United Kingdom                             69,233                 217,043
                                     ---------------        ----------------
      Total                          $       860,519        $      1,639,077
                                     ---------------        ----------------
                                     ---------------        ----------------
Depreciation and amortization:
   United States                     $       209,348        $        198,728
   Asia                                          195                  23,181
   United Kingdom                              4,360                   3,697
                                     ---------------        ----------------
      Total                          $       213,903        $        225,606
                                     ---------------        ----------------
                                     ---------------        ----------------


13.  COMMITMENTS AND CONTINGENCIES

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In December 1998, the Company filed a motion for summary judgment on the claims stated in the complaint. The Court granted the motion in February 1999 in favor of the Company. Subsequently, Mr. Lealos has moved to amend the original complaint to allege new grounds for recovery of lost compensation, including quantum meruit. This Court granted this motion in February 1999. A trial based on the amended complaint and the Company's counterclaims is scheduled for October 1999. The Company intends to file a motion to dismiss the amended complaint prior to the trial date. Although management of the Company intends to vigorously defend against the suit, there can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

Immuno chromatography, the principle on which the Company's rapid tests are based is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC.

14.   RELATED PARTIES

A member of the Board of Directors is a partner in a law firm which provides legal services to the Company. During 1998 and 1997, the Company incurred $463,650 and $437,863, respectively, in services provided by this law firm.

 As of December 31, 1998, the Company owed International Business Consultants, $75,000 (of a total of $180,000 due for 1998) under a management consulting agreement, under which International Business Consultants provides the services of Ken McLachlan, the Company's President and Chief Executive Officer, to the Company. International Business Consultants is a Jersey company in which Ken McLachlan is a principal.

15.   SUBSEQUENT EVENTS

On March 2, 1999, 500 shares of convertible preferred stock were converted into 1,364,516 shares of common stock, which included 45,951 shares of common stock in lieu of dividends.

HARDY V. SALIVA DIAGNOSTIC SYSTEMS, INC., RONALD L. LEALOS, EUGENE SEYMOUR AND RICHARD S. KALIN, was filed in United States District Court, District of Connecticut in August 1994 by Luc Hardy, a former director and officer of the Company. The complaint alleged several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his employment termination by the Company. A judgment was entered against the Company on March 23, 1999 for approximately $1,675,000. Pursuant to a settlement agreement dated March 25, 1999, the Company issued approximately 1,500,000 shares of its common stock and will pay approximately $290,000 in cash over a two-year period to Mr. Hardy. Under the settlement agreement, the Company is obligated to issue additional common shares or cash if the value of the common shares granted and cash issued is less than certain amounts as specified in the settlement agreement (not to exceed $1,675,000). The Company has recorded the maximum guaranteed value under the settlement agreement in the accompanying financial statements. As a part of this settlement, Mr. Hardy has agreed to enter into a two-year consulting agreement pursuant to which Mr. Hardy will provide consulting services to the Company. The settlement agreement provides that Mr. Hardy will file a satisfaction and release of the judgment upon the Company issuing the 1,500,000 shares of common stock, filing a registration statement covering resales of those shares by April 30, 1999 and paying $50,000 to Mr. Hardy by June 24, 1999. On March 29, 1999, Mr. Hardy filed a motion for reconsideration of the Court's rulings that denied double damages on certain damages awarded to Mr. Hardy and denied offer of judgment interest on the prejudgment interest award. The Company is currently awaiting a decision on these motions. There can be no assurance that such motions will not be granted or that the grant of such motions will not have a further material adverse effect on the Company.

In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, former distributor of the Company's products in India. The demand alleges that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore and Fremont. The demand seeks a declaration that the Sub-License Agreement remains in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortious interference with the Company's business and contracts. Although management of the Company intends to vigorously defend against Fremont's allegations and pursue its claims against Fremont, there can be no assurance that the arbitration will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.