Form 10QSB
period 1999-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 1999-05-17
CIK 885534

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           91-1549305
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                              11719 NE 95th Street
                               Vancouver, WA 98682
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (360) 696-4800
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of May 14, 1999 was 8,113,544 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                                         Page
-------------------------------                                                         ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -March 31, 1999
                  (unaudited) and December 31, 1998                                       2

                  Consolidated Statements of Operations -Three Months
                  Ended March 31, 1999 and 1998 (unaudited)                               3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998 (unaudited)                  4

                  Notes to Consolidated Financial Statements                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               8



PART II    OTHER INFORMATION
----------------------------

         Item 1.  Legal Proceedings                                                      13

         Item 2.  Changes in Securities                                                  14

         Item 6.  Exhibits and Reports on Form 8-K                                       14

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,         December 31,
                                                                      1999               1998
                                                                  (unaudited)
                                                                  ------------       ------------
Assets
Current assets:
   Cash and cash equivalents                                      $     64,818       $    151,524
   Accounts receivable, less allowance of
      $95,870 (1999) and $83,603 (1998)                                130,532             95,242
   Inventories                                                         150,967            205,792
   Prepaid expenses                                                     28,490             25,974
                                                                  ------------       ------------
      Total current assets                                             374,807            478,532
   Property and equipment, less accumulated
      depreciation of $809,030 (1999) and
      $782,463 (1998)                                                  181,218            208,950
   Deposits                                                             14,307             14,307
   Restricted cash                                                           -             59,420
   Patents and trademarks, less accumulated
      amortization of and $66,280 (1999)
      $57,605 (1998)                                                    90,636             99,310
                                                                  ------------       ------------
                                                                  $    660,968       $    860,519
                                                                  ============       ============

Liabilities and Stockholders' Equity Current liabilities:
   Accounts payable                                               $    575,102       $    439,227
   Deferred officer payable                                            153,361             75,000
   Accrued expenses                                                  1,667,401          1,604,536
   Accrued interest payable                                             68,240             68,240
   Current portion of long-term debt and
     obligations under capital leases                                        -             59,387
                                                                  ------------       ------------
       Total current liabilities                                     2,464,104          2,246,390

Commitments and contingencies

Shareholders' deficit:
   Series 1998-B Convertible Preferred Stock:
     1,645 shares authorized, shares issued and outstanding:
     645 (1999) and 1,145 (1998)                                       615,000          1,085,000
   Common stock , $.01 par value, 50,000,000
     shares authorized; shares issued and outstanding:
     8,113,544 (1999) and 5,231,888 (1998)                              81,135             52,319
   Additional paid-in capital                                       32,653,439         32,069,415
   Note receivable from shareholder for stock                          (83,825)           (83,825)
   Accumulated deficit                                             (35,068,885)       (34,508,780)
                                                                  ------------       ------------
      Total stockholders' equity                                    (1,803,136)        (1,385,871)
                                                                  ------------       ------------
                                                                  $    660,968       $    860,519
                                                                  ============       ============

      The accompanying notes are an integral part of these balance sheets.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended
                                                       March 31,
                                             -----------------------------
                                                 1999              1998
                                             -----------       -----------

Revenues                                     $   322,528       $   197,578

Costs and expenses:
  Cost of products sold                          259,216           252,700
  Research and development expense                55,752           172,379
  Selling, general and administrative
    expense                                      430,710           646,377
                                             -----------       -----------
      Loss from operations                      (423,150)         (873,878)


Interest income                                      121             6,575

Interest expense                                  (1,965)           (1,405)
Other income                                       5,585            43,740
                                             -----------       -----------
    Net loss                                    (419,409)         (824,968)

Dividends including deemed dividends on
  preferred stock                               (140,696)         (325,453)
                                             -----------       -----------
   Net loss to common stockholders           $  (560,105)      $(1,150,421)
                                             ===========       ===========

  Basic and diluted net loss per share       $     (0.10)      $     (0.38)
                                             ===========       ===========

Shares used in basic and diluted
   per share calculations                      5,784,516         3,042,359
                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                   -----------------------------
                                                                       1999              1998
                                                                   ------------      -----------
Cash Flows From Operating Activities:
  Net loss                                                         $  (419,409)      $  (824,968)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                     36,439            68,490
      Gain on sale of property and equipment                                 -           (43,479)
      Other                                                                  -            (2,476)
  Changes in current assets and liabilities:
    Accounts receivable                                                (35,290)          (38,638)
    Inventories                                                         54,825              (343)
    Prepaid expenses and deposits                                       (2,516)           12,304
    Accounts payable and accrued expenses                              279,245          (270,056)
                                                                   -----------       -----------
      Net cash used in operating activities                            (86,706)       (1,099,166)

Cash Flows From Investing Activities:
   Proceeds from sale of property and equipment                              -            33,482
   Acquisitions of property and equipment                                    -            (3,536)
                                                                   -----------       -----------
      Net cash provided by investing activities                              -            29,946

Cash Flows From Financing Activities:
    Proceeds from sale of preferred stock, net of issuance                   -         1,380,000
      costs
      Repayment of long term debt and capital lease obligations              0            (6,881)
                                                                   -----------       -----------
      Net cash provided by financing activities                              0         1,373,119
                                                                   -----------       -----------

      Net (decrease) increase in cash and cash equivalents             (86,706)          303,899
         Cash and cash equivalents, beginning of period                151,524           271,312
                                                                   -----------       -----------
         Cash and cash equivalents, end of period                  $    64,818       $   575,211
                                                                   ===========       ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest                       $     1,965       $     1,405
    Debt extinguished on disposition of property
       and equipment                                               $         -       $    11,007
    Capital lease obligation extinguished using
       restricted cash                                             $    59,387                 0

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month periods ended March 31, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any other portion thereof.

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

2. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                        March 31,     December 31,
                                          1999            1998
                                        ---------     ------------
                   Raw materials        $106,896        $140,394
                   Work in process        23,187          31,701
                   Finished goods         20,884          33,697
                                        --------        --------
                                        $150,967        $205,792
                                        ========        ========

3. Loss per Share

Basic earnings per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the three months ended March 31, 1999 and 1998, and accordingly, the denominator was equal to weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive. Stock options for the purchase of 197,450 and 219,550 shares and warrants for the purchase of 147,722 and 156,722 shares for the three months ended March 31, 1999 and 1998, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. The Company also had 645 shares of Series 1998-B Convertible Preferred stock outstanding at March 31, 1999, which may be converted into common stock pursuant to the agreement under which the shares were issued. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

4. Accrued Expenses

                                    March 31,       December 31,
                                       1999            1998
                                    ----------      ------------
Accrued wages and salaries          $  447,998      $  429,513
Accrued payroll taxes                  115,558         107,357
Accrued restructuring expenses          13,040          13,040
Accrued litigation expenses            440,000         440,000
Accrued legal expense                  545,019         508,210
Other accrued liabilities              105,786         106,416
                                    ----------      ----------
                                    $1,667,401      $1,604,536
                                    ==========      ==========

5. Shareholders' Deficit

On January 22, 1999, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 17,140 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997, pursuant to which Tail Wind had purchased 412,905 shares of the Company's common stock for an aggregate purchase price of $300,000. The subscription agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period.

On March 2, 1999, the Company issued to Biscount Overseas Limited 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock.

On March 25, 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. See Note 6.

6. Contingencies

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

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In December 1998, the Company filed a motion for summary judgment on the claims stated in the complaint. The Court granted the motion in February 1999 in favor of the Company. Subsequently, Mr. Lealos moved to amend the original complaint to allege new grounds for recovery of lost compensation, including quantum meruit. In February 1999, the Court granted this motion, providing that Mr. Lealos will not be entitled to contradict or withdraw factual allegations that have previously been set forth in the litigation. A trial based on the amended complaint and the Company's counterclaims is scheduled for October 1999. The Company intends to file a motion to dismiss the amended complaint prior to the trial date. Although management of the Company intends to vigorously defend against the suit, there can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Following closure of the Company's Singapore facility in late 1997, the Company installed and received FDA approval for manufacturing capabilities at its Vancouver, Washington facility, from which the Company currently manufactures certain of its strip-based products. The Company has not received sufficient revenues from the sales of its products to support its operations.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $(35,068,885) at March 31, 1999. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. In April 1999, the Company received $200,000 from the sales of 212 shares of its Series 1998-B Convertible Preferred Stock. In the second fiscal quarter of 1999, the Company expects to receive $270,000 (net of issuance costs of $30,000) from the sale of 288 shares of its Series 1998-B Convertible Preferred Stock. The Company believes that its current cash position and the expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 1999. Substantial additional financing will be required in 1999. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

Results of Operations

First Quarter of 1999 Compared to First Quarter of 1998

Revenues. The Company's revenues consist of product sales. Revenues increased 63.2% to $322,528 in the first quarter of 1999 from $197,578 in the first quarter of 1998. The increase in revenues was primarily attributable to $164,261 sales of Omni-Swab. Sales to one customer represented approximately 49% of total revenues in the first quarter of 1999. Sales to three customers represented approximately 68% of total revenues in the first quarter of 1998.

Cost of products sold. Costs of products sold increased to $259,216 (80% of product sales) in the first quarter of 1999 from $252,700 (128% of product sales) in the first quarter of 1998. The increase as a percentage of revenues was attributable to transferring production from Singapore to Vancouver and delays in setting up the manufacturing equipment in 1998.

Research and development expenses. Research and development expenses decreased 67.7% to $55,752 in the first quarter of 1999 from $172,379 in the first quarter of 1998, primarily as a result of reduced payroll and related expenses and changes in the amount of clinical trial activity and related expense. The Company has maintained its focus on controlling costs in all departments, including research and development, and thus intentionally reduced these costs.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 33.4% to $430,710 in the first quarter of 1999 from $646,377 in the first quarter of 1998, primarily as a result of the closure of facilities in Singapore, a reduction in the number of administrative personnel and an ongoing focus on controlling costs.

Interest expense. Interest expense increased to $1,965 in the first quarter of 1999 from $1,405 in the first quarter of 1998, due to increased interest owed on payments due to vendors.

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

Cash used in operating activities in the first quarter of 1999 was $86,706. This was primarily a result of a net loss of $419,409, adjustments for depreciation and amortization, and an increase in accounts payable and accrued liabilities of $279,245.

On January 26, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of shares of its 1998-A Convertible Preferred Stock ("the 1998-A Preferred Stock"). Pursuant to the securities purchase agreement, the Company sold a total of 1,500 shares of the 1998-A Preferred Stock to the investor for an aggregate purchase price of $1,380,000 (net of issuance costs of $120,000). As of December 31, 1998, all outstanding shares of the 1998-A Preferred Stock had been converted into 1,804,251 shares of common stock.

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

The following summarizes deemed dividends and earned dividends on the 1998-A Preferred Stock and related accretion as of December 31, 1998.

                                                              Accreted or Earned
                                                     Total           as of
                                                     Value     December 31, 1998
                                                   --------   ------------------
         Beneficial conversion feature             $300,000      $300,000
         Issuance costs                             120,000       120,000
         Warrants                                   248,250       248,250
         Preferred stock issued in settlement
            of registration delay                   145,000       145,000
         Earned dividends (6% of preferred
           principal value)                          36,193        36,193
                                                   --------      --------
            Total                                  $849,443      $849,443
                                                   ========      ========

On August 3, 1998, the Company entered into a securities purchase agreement with an investor for the issuance and sale of a total of 1,500 shares of its 1998-B Convertible Preferred Stock ("1998-B Preferred Stock") for an aggregate purchase price of $1,410,000 (net of issuance costs of $90,000). In August 1998, pursuant to the securities purchase agreement, the Company sold a total of 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). In December 1998, the Company sold an additional 500 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $470,000 (net of issuance costs of $30,000) and issued an additional 145 shares of the 1998-B Preferred Stock to the investor in satisfaction of certain obligations under the terms of the 1998-A Preferred Stock and 1998-B Preferred Stock held by the investor. Pursuant to a letter agreement entered into in April 1999 amending the terms of the securities purchase agreement, the investor is obligated to purchase an additional 500 shares of 1998-B Preferred Stock for an aggregate purchase price of $470,000 (net of issuance costs of $30,000). The investor has paid $200,000 of the aggregate purchase price and has agreed to pay the remaining $270,000 of the purchase price upon the filing of a satisfaction and release with the court in the lawsuit recently settled between the Company and Luc Hardy.

The 1998-B Preferred Stock is convertible into common stock of the Company at a beneficial conversion ratio and, as a result, a discount of $286,250 in the aggregate, was recorded at the date of issuance of the 1,000 shares of the 1998-B Preferred Stock in 1998. The $286,250 discount was accreted to deemed preferred dividends over the conversion period, which ended March 11, 1999.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 was accreted to deemed preferred dividends over the conversion period which ended November 1, 1998. The following summarizes deemed dividends and earned dividends on the 1998-B Preferred Stock and related accretion as of March 31, 1999.

                                             Total      Accreted as of
                                             Value      March 31, 1999
                                            --------    --------------
         Beneficial conversion feature      $286,250      $286,250
         Warrants                            253,750       253,750
                                            --------      --------
            Total                           $540,000      $540,000
                                            ========      ========

On January 22, 1999, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 17,140 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997, pursuant to which Tail Wind had purchased 412,905 shares of the Company's common stock for an aggregate purchase price of $300,000. The subscription agreement provided for the issuance of such additional reset shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period.

On March 2, 1999, the Company issued to Biscount Overseas Limited 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock.

On March 25, 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. See Note 6 of Notes to Consolidated Financial Statements.

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

In April 1999, the Company received $200,000 from the sales of 212 shares of its Series 1998-B Convertible Preferred Stock. In the second fiscal quarter of 1999, the Company expects to receive $270,000 (net of issuance costs of $30,000) from the sale of 288 shares of its Series 1998-B Convertible Preferred Stock. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 1999. Substantial additional financing will be required in 1999. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. There can be no assurance that the Company will be able to sell its securities on commercially reasonable terms or to enter into agreements with corporate partners on favorable terms or at all. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the U.S., the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company also may be exposed to risks from computer systems of parties with which the Company transacts business. The Company has contacted most of its critical suppliers to determine the extent to which the Company may be vulnerable to those parties' failures to remedy their own Year 2000 issues and to ascertain what actions, if needed, may be taken by the Company in response to such risks. To date, the Company has received responses from approximately 15% of the suppliers contacted to date, most of which have indicated they are, or expect to be, Year 2000 compliant. It is expected that the Company's assessment of critical suppliers' Year 2000 compliance will be completed by the end of June 1999.

The Company currently estimates that it will spend between $15,000 and $20,000 in addressing the Year 2000 issue, of which approximately $1,000 has been incurred as of March 31, 1999. The estimates are subject to change as additional information is obtained in connection with the Company's assessment of the Year 2000 issue. The principal costs will be incurred in updating the Company's accounting system, which costs are currently estimated at $17,000.

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

Recent Developments

In March 1999, the Company's subsidiary, SDS International, Ltd., ceased trading and operations. The subsidiary is in the process of terminating or canceling its existing contracts and agreements. DTC Group

PLC, London has agreed to distribute the Company's products in the United Kingdom. DTC Group PLC was the principal customer for the Company's products in the United Kingdom in 1998.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In December 1998, the Company filed a motion for summary judgment on the claims stated in the complaint. The Court granted the motion in February 1999 in favor of the Company. Subsequently, Mr. Lealos moved to amend the original complaint to allege new grounds for recovery of lost compensation, including quantum meruit. In February 1999, the Court granted this motion, providing that Mr. Lealos will not be entitled to contradict or withdraw factual allegations that have previously been set forth in the litigation. A trial based on the amended complaint and the Company's counterclaims is scheduled for October 1999. The Company intends to file a motion to dismiss the amended complaint prior to the trial date. Although management of the Company intends to vigorously defend against the suit, there can be no assurance that the litigation will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

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

Item 2. Changes in Securities

In January 1999, in reliance upon Regulation D promulgated under the Securities Act of 1933, as amended, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 17,140 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock subscription agreement dated as of June 30, 1997 pursuant to which Tail Wind had purchased 412,905 shares of the Company's common stock for an aggregate purchase price of $300,000. The subscription agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the trading price of the Company's common stock during a specified period.

In March 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. The Company relied upon Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance.

In March 1999, the Company issued to Bisount Overseas Limited 1,364,516 shares of its common stock upon conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. The Company relied upon Regulation D promulgated under the Securities Act of 1933, as amended, for the issuance. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for the terms of the Series 1998-B Convertible Preferred Stock.

In April 1999, the Company entered into a letter agreement amending the securities purchase agreement, pursuant to which Biscount Overseas Limited was and is obligated to purchase an aggregate 1,500 shares of the Company's Series 1998-B Convertible Preferred Stock over an approximately eight-month period for an aggregate purchase price of $1,500,000. Pursuant to the amended securities purchase agreement, the Company issued 212 shares of 1998-B Preferred Stock in exchange for net proceeds of $200,000. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for the terms of the Series 1998-B Convertible Preferred Stock.

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

             Company's Registration Statement on Form S-1 (Registration No. 33-46648)
4.2          Form of Underwriter's Warrant, incorporated by reference to Exhibit
             4.2 of the Form S-1.
4.3 7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997
4.4 Common Stock Purchase Warrant for 8,995 shares, issued by the Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form SB-2 (Registration No. 333-26795)
4.5 Letter Agreement dated May 28, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File No. 000-21284) (the "June 1997 8-K")
4.6 Letter Agreement dated June 27, 1997 between the Company and The Tail Wind Fund Ltd, incorporated by reference to Exhibit 4.10 to the June 1997 8-K
4.7 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K
4.8 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997 8-K.
4.9 Registration Rights Agreement dated as of June 30, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to
             Exhibit 4.4 of the June 1997 8-K.
4.10 Form of Registration Rights Agreement dated as of June 30, 1997 between the Company and the investors set forth on Schedule A to the Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.5 of the June 1997 8-K.
4.11 Form of Warrant issued to each of Grayson & Associates, Inc. and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.1 of the June 1997 8-K.
4.12 Common Stock Subscription Agreement dated as of August 22, 1997 by and between the Company and David Freund, incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company's Registration Statement on Form S-3 dated September 26, 1997 (Registration No. 333-33429) (the "S-3/A").
4.13 Registration Rights Agreement dated as of August 22, 1997 between the Company and David Freund, incorporated by reference to Exhibit
             10.6 of the S-3/A.
4.14 Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock, incorporated by reference to
             Exhibit 4.1 of the Company's Current Report on Form 8-K, dated January 26, 1998.
4.15 Warrant dated as January 26, 1998 issued to Biscount Overseas Limited, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 dated February 26, 1998 (Registration No. 333-46961) (the "1998 S-3")
4.16 Amended Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock, incorporated by reference to Exhibit 4.14 of the 1998 10-QSB
4.17 Certificate of Designations, Rights and Preferences of the Series 1998-B Convertible Preferred Stock, incorporated by reference to
             Exhibit 4.16 of the 1998 10-QSB
4.18 Securities Purchase Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 26, 1998 (the "January 8-K")
4.19 Registration Rights Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.2 of the Company's January 8-K
4.20 Placement Agent Agreement dated as of January 26, 1998 between the Company and Aryeh Trading, Inc. incorporated by reference to
             Exhibit 10.3 of the January 8-K
4.21 Amendment to Securities Purchase Agreement dated as of January 26, 1998, dated as of July 30, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 4.22 of the Company's Registration Statement on Form SB-2 dated September 2, 1998 (Registration No. 333-62787) (the "September SB-2")
4.22 Amendment to Registration Rights Agreement dated as of January 26, 1998, dated as of July 30, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 4.23 of the

             September SB-2
4.23         Placement Agent Agreement dated as of July 30, 1998 between the
             Company and Aryeh Trading Inc., incorporated by reference to
             Exhibit 4.24 of the September SB-2
4.24         Letter Agreement dated December 11, 1998, between the Company and
             Biscount Overseas Limited regarding Series 1998-B Convertible
             Preferred Stock, incorporated by reference to Exhibit 4.24 to the
             Company's Annual Report on Form 10-KSB for its fiscal year ended
             December 31, 1998 (the "1998 10-KSB")
4.25         Letter Agreement dated April 23, 1999, between the Company and
             Biscount Overseas Limited regarding Series 1998-B Convertible
             Preferred Stock, incorporated by reference to Exhibit 4.25 to the
             1998 10-KSB
10.14        Distribution Agreement between Cadila Healthcare, Ltd. and the
             Company, dated January 18, 1999, incorporated by reference to
             Exhibit 10.14 to the 1998 10-KSB
27           Financial Data Schedule *

*            Filed herewith.
#            Denotes officer/director compensation plan or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   May 17, 1999
                                          SALIVA DIAGNOSTIC SYSTEMS, INC.

                                          By: /s/ KENNETH J. McLACHLAN
                                          --------------------------------------
                                          Kenneth J. McLachlan
                                          President, Chief Executive Officer and
                                            Chief Financial Officer