Form 10QSB
period 1999-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2000-03-09
CIK 885534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                                        --------------

Commission File Number: 0-21284
                        -------

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      91-1549305
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                419 PARK AVENUE SOUTH, NEW YORK, NEW YORK 10016
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 937-3801
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at September 30, 1999
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                  8,113,544 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------

PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1999 (Unaudited)
         and December 31, 1998                                               3

         Consolidated Statements of Operations (Unaudited) -
         Six Months and Three Months Ended June 30, 1999 and 1998            4

         Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 1999 and 1998                             5

         Notes to Interim Consolidated Financial Statements (Unaudited)      6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

PART II. Other Information                                                  14

ITEM 1.  Legal Proceedings                                                  14

ITEM 2.  Changes in Securities                                              14

ITEM 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES

EXHIBITS:

            Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                          June 30,      December 31,
                                                                                            1999            1998
                                                                                        ------------    ------------
                                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $    109,841    $    151,524
    Accounts receivable, less allowance of $96,781 (1999) and $83,603 (1998)                 133,774          95,242
    Inventories                                                                              133,802         205,792
    Prepaid expenses                                                                           4,177          25,974
                                                                                        ------------    ------------

TOTAL CURRENT ASSETS                                                                         381,594         478,532
                                                                                        ------------    ------------

Property and equipment, less accumulated depreciation of $837,621 (1999) and $782,463
                                                                                (1998)       114,462         208,950
Leasehold improvements less, accumulated depreciation of $21,008                              17,157            --
Deposits                                                                                      14,307          14,307
Restricted cash                                                                                 --            59,420
Patents and trademarks, less accumulated amortization of
   $68,587 (1999) and $57,605 (1998)                                                          88,329          99,310
                                                                                        ------------    ------------

TOTAL ASSETS                                                                            $    615,849    $    860,519
                                                                                        ============    ============

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
    Accounts payable                                                                    $  1,405,897    $     39,227
    Deferred officer payable                                                                    --            75,000
    Accrued expenses                                                                       1,097,269       1,604,536
    Accrued interest payable                                                                  68,240          68,240
    Customer deposits                                                                         19,222            --
    Current portion of long-term debt and obligations under capital leases                      --            59,387
                                                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                                                  2,590,628       2,246,390
                                                                                        ------------    ------------

LONG-TERM LIABILITIES:
    Loan payable - Washington Biotech                                                         18,451            --
                                                                                        ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                                   18,451            --
                                                                                        ------------    ------------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Series 1998-B Convertible Preferred Stock:
       1,645 shares authorized, shares issued and
       outstanding: 1,145 (1999) and 1,145 (1998)                                          1,085,000       1,085,000
    Common stock, $.01 par value, 50,000,000 shares authorized; shares issued and
        outstanding: 8,113,544 (1999) and 5,231,888 (1998)                                    81,135          52,319
    Additional paid-in capital                                                            32,520,800      32,069,415
    Note receivables from shareholders for stock                                             (83,825)        (83,825)
    Accumulated deficit                                                                  (35,596,340)    (34,508,780)
                                                                                        ------------    ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                      (1,993,230)     (1,385,871)
                                                                                        ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    615,849    $    860,519
                                                                                        ============    ============


                                                                         Page 3.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended             Six months ended
                                                                     June 30,                     June 30,
                                                               1999           1998          1999           1998
                                                           -----------    -----------    -----------    -----------
REVENUES                                                   $   274,267    $   251,531    $   596,795    $   449,109
                                                           -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of products sold                                      232,395        315,077        483,381        567,777
    Research and development expense                            68,193        142,659        123,946        315,038
    Selling, general and administrative
expense                                                        617,764        623,792      1,059,048      1,270,169
                                                           -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                                          (644,085)      (829,997)    (1,069,580)    (1,703,875)
                                                           -----------    -----------    -----------    -----------

INTEREST INCOME                                                    274          3,779            395         10,354

INTEREST EXPENSE                                                (3,814)        (1,300)        (5,779)        (2,705)

OTHER INCOME (EXPENSE)                                          (9,951)       (16,608)       (12,596)        27,132
                                                           -----------    -----------    -----------    -----------

NET LOSS                                                   $  (657,576)   $  (844,126)   $(1,087,560)   $(1,669,094)
                                                           ===========    ===========    ===========    ===========

DIVIDENDS, INCLUDING DEEMED DIVIDENDS ON PREFERRED STOCK      (421,270)      (342,038)      (561,966)      (667,491)
                                                           -----------    -----------    -----------    -----------

NET LOSS TO COMMON SHAREHOLDERS                            $(1,078,846)   $(1,186,164)   $(1,649,526)   $(2,336,585)
                                                           ===========    ===========    ===========    ===========

BASIC AND DILUTED NET LOSS PER SHARE                       $      (.16)   $     (0.36)   $      (.28)   $     (0.73)
                                                           ===========    ===========    ===========    ===========

SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS      6,749,028      3,314,317      5,996,171      3,179,119
                                                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                                                         Page 4.

                         SALIVA DIAGNOSTIC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the six months ended
                                                                                June 30,
                                                                          1999           1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           ($1,087,560)   ($1,669,094)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
    Net cash used in operating activities:
        Depreciation and amortization                                       87,920        134,533
        Loss on sale of property and equipment                                --          (43,479)
        Other                                                               10,981           --
    Changes in current assets and liabilities:
        Accounts receivable                                                (38,532)       (42,937)
        Inventories                                                         71,990        100,355
        Prepaid expenses and deposits                                       41,019         47,724
        Accounts payable and accrued expenses                              384,048       (266,787)
                                                                       -----------    -----------
            Net cash used in operating activities                         (530,134)    (1,739,685)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                       --          (35,585)
    Proceeds from sale of property and equipment                              --           33,482
                                                                       -----------    -----------
            Net cash used in investing activities                             --           (2,103)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                          18,451           --
    Repayment of long-term debt and capital lease obligations                 --          (12,083)
    Proceeds from sale of common shares                                       --          250,000
    Proceeds from sale of preferred shares, net of issuance costs          470,000      1,380,000
                                                                       -----------    -----------
            Net cash provided by financing activities                      488,451      1,617,917
                                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (41,683)      (123,871)

    Cash and cash equivalents, beginning of year                           151,524        391,812
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   109,841    $   267,941
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for interest                           $      --      $     1,405
                                                                       ===========    ===========

    Noncash transactions:
        Debt extinguished on disposition of property and equipment     $      --      $    11,007
        Dividends and deemed dividends on 1998-A Convertible
             Preferred Stock                                                  --          667,491
        Dividends and deemed dividends on 1998-B Convertible
             Preferred Stock                                               561,966           --
        Payment of common stock to former employee                            --           25,600
        Capital lease obligation extinguished using restricted stock        59,387           --

   The accompanying notes are an integral part of these financial statements.


                                                                         Page 5.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998. Certain information or note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other portion thereof.

Certain amounts have been restated for the consolidated financial statements for the periods ended June 30, 1998 due to adjustments made as a result of the audit of the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.

2. INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                        June 30,         December 31,
                          1999               1998
                        --------         ------------
      Raw materials     $ 97,200           $140,394
      Work in process     15,490             31,701
      Finished goods      21,112             33,697
                        --------           --------
                        $133,802           $205,792
                        ========           ========

3.  LOSS PER SHARE

Basic earnings per common share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported for the three and six months ended June 30, 1999 and 1998, and accordingly, the denominator was equal to weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

The Company had 1,145 shares of Series 1998-B Convertible Preferred stock outstanding at June 30, 1999, which may be converted into common stock pursuant to the agreement under which the shares were issued. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

4. ACCRUED LIABILITIES

                                           June 30,    December 31,
                                               1999            1998
                                           --------    ------------
      Accrued wages and salaries         $  410,440      $  429,513
      Accrued payroll taxes                    --           107,357
      Accrued restructuring expense            --            13,040
      Accrued  litigation expenses          440,000         440,000
      Accrued legal expenses                   --           508,210
      Other accrued liabilities             315,069         174,656
                                         ----------      ----------
                                         $1,165,509      $1,672,776
                                         ==========      ==========

5. SHAREHOLDER TRANSACTIONS

On January 22, 1999, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 17,140 shares of its common stock, which Tail Wind was entitled to receive pursuant to the terms of a common stock purchase agreement dated as of June 30, 1997. Tail Wind had purchased 412,905 shares of the Company's common stock for an aggregate purchase price of $300,000. The subscription agreement provided for the issuance of such additional shares upon the occurrence of certain conditions related to the market price of the Company's common stock during a specified period.

On March 2, 1999, the Company issued to Biscount Overseas Limited ("Biscount") 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. Because the Company was unable to successfully register the 1,364,516 common shares, the Company, in July 1999, reissued to Biscount the 500 Series 1998-B Convertible Preferred Shares. The 1,364,516 shares were returned to the Company. On October 14, 1999, Biscount converted all of the outstanding 1,645,000 shares of the Series 1998-B Convertible Preferred Stock into 9,495,822 shares of the Company's common stock. In addition, as a result of the conversion, Biscount will receive additional common shares or cash in penalties because of the unsuccessful registration of the common shares received in the March 1999 conversion. The penalties are not expected to be material to the Company's operations.

On March 25, 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. See Note 6.

In April 1999, the Company issued 212 shares of its Series 1998-B Convertible Preferred Stock to Biscount in exchange for $200,000, net of $12,000 issuance costs. In June 1999, the Company issued an additional 288 shares of its Series 1998-B Convertible Preferred Stock to Biscount in exchange for $270,000, net of $18,000 issuance costs.

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

In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, former distributor of the Company's products in India. The demand alleges that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore, and Fremont. The demand seeks a declaration that the Sub-License Agreement remains in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortuous interference with the Company's business and contracts. Although management of the Company intends to vigorously defend against Fremont's allegations and pursue its claims against Fremont, there can be no assurance that the arbitration will not be decided adverse to the Company and that such an adverse decision would not have a material adverse effect on the Company.

On September 30, 1999, Kenneth J. McLachlan was terminated as the Company's chief operating officer, president, and chairman of the board, effective immediately. In connection with this termination, the Company notified International Business Consulting Company (IBCO), an affiliate of Mr. McLachlan, that it is terminating its consulting agreement, effective immediately. Mr. McLachlan has filed claims against the Company alleging unpaid salary of about $300,000, severance pay of $530,000, expense reimbursement of about $100,000, stock options, and other matters. The Company intends to vigorously defend against such claims, but there is no assurance as to the outcome of this matter.

Due the Company's closing of its Vancouver, Washington plant in February 2000 (Note 7), Mr. Stefan Paskall, the executive vice president, resigned in February 2000. In that regard, he and an affiliated entity have made certain claims against the Company. The Company presently is reviewing this matter and there can be no assurance as to the outcome of this matter.

In connection with the closing of the plant, the Company was responsible for environmental cleanup. The Company contacted the local county environmental health authority and already has complied with their instructions. The Company believes that all environmental hazards have been disposed of and that there is no existing environmental contamination.

7. SUBSEQUENT EVENTS

In July, 1999, the Company's former chief executive officer and president executed a promissory note in favor of Bryan Cave LLP, the Company's former legal counsel in the amount of $610,000 and granted Bryan Cave LLP, a security interest in the assets of the Company, including intellectual property. The Company currently is in discussions with Bryan Cave LLP regarding this matter. At this time, the Company cannot determine how the matter will be resolved.

Board of Directors and Management Changes:

In September 1999, at a special meeting of the Board, the Company nominated and confirmed the appointment of Leo Ehrlich and Joseph Levi to its Board of Directors.

In September 1999, Dr. Hans Vauthier resigned as a member of the Board of Directors to pursue other interests.

In September, 1999, Dr. Paul Slowey resigned his position as vice-president of sales and marketing, effective immediately.

In September, 1999, the Company held a special meeting of the Board to nominate and confirm the appointment of Leo Ehrlich as chairman of the board and chief executive officer of the Company. Mr. Ehrlich had previously been appointed to and confirmed as a member of the Board of Directors.

In February 2000, Mr. Stefan Paskall, the executive vice president, resigned.

Whatman Transaction

In October 1999, the Company entered into a contract with Whatman International Limited to license its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also requires the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a payment for the value of tooling, rights and equipment, as well as a guaranteed revenue stream for the ongoing licensing fees, payable in advance.

Settlement of Lealos Litigation

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000 paid and payable as follows: $72,094.62 was paid on January 15, 2000, $11,047.62 was paid on February 15, 2000; $6,000 is payable on the 15th of each month for thirteen additional months beginning March 15, 2000, plus $5,047.62 payable on the 15th of each month for nineteen additional months beginning March 15, 2000.

Line of Credit

In October 1999, the Company granted Sterling National Bank (the "Bank") a security interest in the Company's assets in exchange for a line of credit of $500,000. The Bank also required additional collateral, which was provided by an investor. Since that time, the Company has borrowed $390,000. The loan is repayable with interest at twelve percent (12%) per annum and is convertible by the investor into preferred stock of the Company (which, in turn, is convertible into common stock) under the same terms as the previously issued preferred stock (see Note 5).

Plant Closing

In February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, Washington manufacturing and sales facility, and relocated its sales office to New York. The employees at the Vancouver plant were terminated. Claims by the landlord for unpaid rent and lease obligations of approximately $148,000 have been settled by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focusing on developing proprietary saliva-based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product sales. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $35,596,340 at June 30, 1999. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

On March 2, 1999, the Company issued to Biscount Overseas Limited ("Biscount") 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. In July 1999, because the registration statement covering resales of these shares of common stock did not become effective, the Company issued to Biscount 500 shares of Series 1998-B Convertible Preferred Stock. Biscount returned to the Company 1,364,516 shares of SDS' common stock. On October 14, 1999, Biscount converted all of the outstanding 1,645,000 shares of the Series 1998-B Convertible Preferred Stock into 9,495,822 shares of the Company's common stock. In addition, as a result of the conversion, Biscount will receive additional common shares or cash in penalties because of the unsuccessful registration of the common shares received in the March 1999 conversion. The penalties are not expected to be material to the Company's operations.

In April 1999, the Company received $200,000 from the sales of 212 shares of its Series 1998-B Convertible Preferred Stock to Biscount.. In June 1999, the Company received $270,000 (net of issuance costs of $18,000) from the sale of an additional 288 shares of its Series 1998-B Convertible Preferred Stock.

In October 1999, the company entered into a contract with Whatman International Limited to exclusively license its Omni Swab patent to Whatman for the life of the patent. In addition, the licensing fee included the transfer of all Omni Swab tooling and equipment to Whatman. The structure of the licensing agreement included a payment for the value of tooling, rights and equipment, as well as a guaranteed revenue stream for the ongoing licensing fees, payable in advance.

Plant Closing

As discussed in Note 7 to the Notes to the Consolidated Financial Statements, in February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, Washington manufacturing and sales facility, and relocated its sales office to New York.

RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 1999 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 1998

REVENUES. The Company's revenues consist of product sales. Revenues increased 9.0% to $274,267 in the second quarter of 1999 from $251,531 in the second quarter of 1998, and increased 32.9% to $596,795 in the first six months of 1999 from $449,109 in the first six months of 1998. The increases in revenue were primarily attributable to $118,029 from the sales of Omni-Swab. Sales to four customers represented approximately 70% of total revenues in the first six months of 1999, and sales to one customer represented approximately 47% of total revenues in the six months ended June 30, 1998.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $232,395 (85% of product sales) in the second quarter of 1999 from $ 315,077 (125% of product sales) in the second quarter of 1998, and decreased to $483,381 (81% of product sales) in the first six months of 1999 from $567,777 (126% of product sales) in the first six months of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 52.2% to $68,193 in the second quarter of 1999 from $142,659 in the second quarter of 1998, and decreased 60.7% to $123,946 in the first six months of 1999 from $315,038 in the first six months of 1998, primarily as a result of reduced payroll and related expenses. The Company is focused on cost controls in all departments, including research and development, and thus intentionally reduced these costs. This has been achieved without compromising standards in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 1% to $617,764 in the second quarter of 1999 from $623,792 in the second quarter of 1998, and decreased 16.6% to $1,059,048 in the first six months of 1999 from $1,270,169 in the first six months of 1998, due to a reduction in the number of administrative personnel and continued restraint on expenditures.

INTEREST EXPENSE. Interest expense increased to $3,814 in the second quarter of 1999 from $1,300 in the second quarter of 1998, and increased to $5,779 in the first six months of 1999 from $2,705 in the first six months of 1998 due to the incurrence of additional debt to fund the Company's operations.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $24.5 million, which is available to offset future taxable income, if any, expiring through the year 2017. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, and the exercise of other common stock purchase warrants and stock options.

Cash used in operating activities in the first and second quarters of 1999 was $530,134. This was primarily a result of a net loss of $1,087,560, adjustments for depreciation and amortization for $87,920, and an increase in accounts payable and accrued liabilities of $384,048.

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

In April 1999, the Company sold an additional 212 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $200,000 (net of issuance costs of $12,000) and in June, 1999, the Company sold an additional 288 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $270,000 (net of issuance costs of $18,000).

The 1998-B Preferred Stock is convertible into common stock of the Company at a beneficial conversion ratio and, as a result, a discount of $286,250 in the aggregate, was recorded at the date of issuance of the 1,000 shares of the 1998-B Preferred Stock in 1998. The $286,250 discount was accreted to deemed preferred dividends over the conversion period, which ended March 11, 1999.

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 was accreted to deemed preferred dividends over the conversion period which ended November 1, 1998. The following summarizes deemed dividends and earned dividends on the 1998-B Preferred Stock and related accretion as of June 30, 1999.

                                                                   Accreted or Earned
                                                                    During the Three
                                                          Total       Months Ended
                                                          Value      June 30, 1999
                                                          -----      -------------
Beneficial conversion feature                        $  872,558       $  376,595
Warrants                                                253,750               --
Issuance costs                                           30,000           30,000
Earned dividends (6% of preferred
        principal value)                                 22,430           14,675
                                                     ----------       ----------
Total                                                $1,178,738       $  421,270
                                                     ==========       ==========

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

On March 2, 1999, the Company issued to Biscount Overseas Limited 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. The Company in consideration of the registration statement covering resales of these shares of common stock not becoming effective, reissued to Biscount Overseas Limited 500 shares of Series 1998-B Convertible Preferred Stock in July 1999. Biscount returned the 1,364,516 common stock to the Company.

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

The Company believes that its current cash position, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 2000. Substantial additional financing will be required in 2000. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. There can be no assurance that the Company will be able to sell its securities on commercially reasonable terms or to enter into agreements with corporate partners on favorable terms or at all. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the U.S., the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

NASDAQ Delisting

Effective with the close of the market on March 10, 1998, the Company's securities were de-listed from The NASDAQ SmallCap Market for failure to meet the new NASDAQ continued listing requirements. Trading in the Company's securities is conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements, or in what are commonly referred to as the "pink sheets." The Company's failure to timely file its periodic reports with the U.S. Securities and Exchange Commission may result in the de-listing of the Company's common stock from the OTC Bulletin Board, which would adversely affect a shareholder's ability to resell the Company's common stock.

Other Recent Developments (See also Note 6)

In July, 1999, the Company's former chief executive officer and president executed a promissory note in favor of Bryan Cave LLP, the Company's legal counsel in the amount of $610,000 and granted Bryan Cave LLP, a security interest in the assets of the Company, including intellectual property. The Company currently is in discussions with Bryan Cave LLP regarding this matter. At this time, the Company cannot determine how the matter will be resolved.

In September 1999, at a special meeting of the Board, the Company nominated and confirmed the appointment of Leo Ehrlich and Joseph Levi to its Board of as Directors.

In September 1999, Dr. Hans Vauthier resigned as a member of the Board of Directors to pursue other interests.

On September 30, 1999, Kenneth J. McLachlan was terminated as the Company's president, CEO and chairman of the board, effective immediately. In connection with this termination, the Company notified International Business Consulting Company (IBCO), an affiliate of Mr. McLachlan, that it is terminating its consulting agreement with them, effective immediately. Mr. McLachlan has made claims against the Company as a result of his termination. (See Note 6)

In September, 1999, Dr. Paul Slowey resigned his position as vice-president of sales and marketing, effective immediately.

In September, 1999, the Company held a special meeting of the Board to nominate and confirm the appointment of Leo Ehrlich as chairman of the board, and as chief executive officer of the Company. Mr. Ehrlich had previously been appointed to and confirmed as a member of the Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 6 to Notes to the Consolidated Financial Statements

ITEM 2. Changes in Securities

See Note 5 to Notes to the Consolidated Financial Statements

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) No exhibits are filed as part of this report:

27    Financial Data Schedule *

*     Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999. A Form 8-K was filed on October 15, 1999 and a Form 8-K/A is being simultaneously filed herewith.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 8, 2000

                                          SALIVA DIAGNOSTIC SYSTEMS, INC.

                                          By: /s/ LEO EHRLICH
                                          --------------------------------------
                                          Leo Ehrlich
                                          President and Chief Financial Officer