Form 10QSB
period 1999-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2000-03-09
CIK 885534

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                                       -----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at September 30, 1999
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                  6,749,028 shares

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------
PART I.  Financial Information:

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1999 (Unaudited)
         and December 31, 1998                                               3

         Consolidated Statements of Operations (Unaudited) -
         Nine Months and Three Months Ended September 30, 1999 and 1998      4

         Consolidated Statements of Cash Flows (Unaudited) -
         Nine Months Ended September 30, 1999 and 1998                       5

         Notes to Interim Consolidated Financial Statements (Unaudited)      6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9


PART II. Other Information                                                  12


ITEM 1.  Legal Proceedings                                                  12

ITEM 2.  Changes in Securities                                              12

ITEM 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES


EXHIBITS:

               Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                             September 30,   December 31,
                                                                                 1999           1998
                                                                             -------------   ------------
                                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $     73,073    $    151,524
    Accounts receivable, less allowance of $94,718 (1999) and $83,603 (1998)       107,471          95,242
    Inventories                                                                     96,290         205,792
    Prepaid expenses                                                                 2,834          25,974
                                                                              ------------    ------------

TOTAL CURRENT ASSETS                                                               279,668         478,532
                                                                              ------------    ------------
Property and equipment, less accumulated depreciation of $853,311 (1999)
  and $782,463 (1998)                                                               98,772         208,950
Leasehold improvements less, accumulated depreciation of $21,851                    16,418            --
Deposits                                                                            14,307          14,307
Restricted cash                                                                       --            59,420
Patents and trademarks, less accumulated amortization of $69,356 (1999) and
  $57,605 (1998)                                                                    87,560          99,310
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $    496,725    $    860,519
                                                                              ============    ============

               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
    Accounts payable                                                          $  1,646,853    $    439,227
    Deferred officer payable                                                          --            75,000
    Accrued expenses                                                             1,117,939       1,604,536
    Accrued interest payable                                                        68,240          68,240
    Customer deposits                                                               65,659            --
    Current portion of long-term debt and obligations under capital leases            --            59,387
                                                                              ------------    ------------

TOTAL CURRENT LIABILITIES                                                        2,898,691       2,246,390
                                                                              ------------    ------------

LONG-TERM LIABILITIES:
    Loan payable - Washington Biotech                                               18,451            --
                                                                              ------------    ------------

TOTAL LONG-TERM LIABILITIES                                                         18,451            --
                                                                              ------------    ------------
CONTINGENCIES

TOTAL LIABILITIES                                                                2,917,142       2,246,390
                                                                              ------------    ------------
SHAREHOLDERS' EQUITY:
  Series 1998-B Convertible Preferred Stock:
     1,645 shares authorized, shares issued and outstanding: 1,645 (1999)
       and 1,145 (1998)                                                          1,555,000       1,085,000
  Common stock, $.01 par value, 50,000,000 shares authorized; shares issued
     and outstanding: 6,749,028 (1999) and 5,231,888 (1998)                         67,490          52,319
  Additional paid-in capital                                                    32,064,445      32,069,415
  Note receivables from shareholders for stock                                     (83,825)        (83,825)
  Accumulated deficit                                                          (36,023,527)    (34,508,780)
                                                                              ------------    ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                            (2,420,417)     (1,385,871)
                                                                              ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $    496,725    $    860,519
                                                                              ============    ============


                                                                         Page 3.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended             Nine Months ended
                                                    September 30,                 September 30,
                                                 1999           1998           1999           1998
                                              -----------    -----------    -----------    -----------
 REVENUES                                     $   151,171    $   290,726    $   747,966    $   739,835
                                              -----------    -----------    -----------    -----------
 COSTS AND EXPENSES:
     Cost of products sold                        190,067        271,305        673,447        839,082
     Research and development expense              52,582         42,890        176,527        357,928
     Selling, general and administrative
       expense                                    335,467        696,953      1,394,517      1,967,122
     Restructuring expense                           --             --             --           25,000
                                              -----------    -----------    -----------    -----------

 LOSS FROM OPERATIONS                            (426,945)      (720,422)    (1,496,525)    (2,449,297)
                                              -----------    -----------    -----------    -----------

 INTEREST INCOME                                      243          3,976            638         14,330

 INTEREST EXPENSE                                    (485)        (5,735)        (6,265)        (8,440)

 OTHER INCOME (EXPENSE)                              --              216        (12,596)        52,348
                                              -----------    -----------    -----------    -----------

 NET LOSS                                     $  (427,187)   $  (721,965)   $(1,514,748)   $(2,391,059)
                                              ===========    ===========    ===========    ===========

 DIVIDENDS, INCLUDING DEEMED DIVIDENDS ON
   PREFERRED STOCK                               (234,388)      (293,660)      (796,354)      (961,151)
                                              -----------    -----------    -----------    -----------

 NET LOSS TO COMMON SHAREHOLDERS              $  (661,575)   $(1,015,625)   $(2,311,102)   $(3,352,210)
                                              ===========    ===========    ===========    ===========

 BASIC AND DILUTED NET LOSS PER SHARE         $      (.10)   $     (0.23)   $      (.39)   $     (1.02)
                                              ===========    ===========    ===========    ===========

 SHARES USED IN BASIC AND DILUTED PER SHARE
   CALCULATIONS                                 6,749,028      4,374,424      5,996,171      3,297,312
                                              ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                                                         Page 4.

                         SALIVA DIAGNOSTIC SYSTEMS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Nine Months ended
                                                                                          September 30,
                                                                                       1999           1998
                                                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                      ($1,514,748)   ($2,391,059)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Net cash used in operating activities:
        Depreciation and amortization                                                  113,368        161,149
        Loss on sale of property and equipment                                            --          (43,479)
     Changes in current assets and liabilities:
        Accounts receivable                                                            (12,229)      (113,898)
        Inventories                                                                    109,502        121,476
        Prepaid expenses and deposits                                                   88,799         51,875
        Accounts payable and accrued expenses                                          648,406        (50,320)
                                                                                   -----------    -----------
           Net cash used in operating activities                                      (566,902)    (2,264,256)
                                                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                                  --          (49,304)
     Proceeds from sale of property and equipment                                         --           33,482
                                                                                   -----------    -----------
           Net cash used in investing activities                                          --           15,822
                                                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                     18,451           --
     Proceeds from sale of common shares                                                  --          250,000
     Proceeds from sale of preferred shares, net of issuance costs                     470,000      1,850,000
     Repayment of long-term debt and capital lease obligations                            --          (17,389)
                                                                                   -----------    -----------
           Net cash provided by financing activities                                   488,451      2,082,611
                                                                                   -----------    -----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (78,451)      (197,467)

     Cash and cash equivalents, beginning of year                                      151,524        271,312
                                                                                   -----------    -----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    73,073    $    73,845
                                                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for interest                                      $      --      $     1,405
                                                                                   ===========    ===========

     Noncash transactions:
        Debt extinguished on disposition of property and equipment                 $      --      $    11,007
        Dividends and deemed dividends on 1998-A Convertible
             Preferred Stock                                                              --          704,443
        Dividends and deemed dividends on 1998-B Convertible
             Preferred Stock                                                           796,354        256,708
        Payment of common stock to former employee                                        --           25,600
        Capital lease obligation extinguished using restricted stock                    59,387           --

   The accompanying notes are an integral part of these financial statements.


                                                                         Page 5.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles. The financial information as of December 31, 1998 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998. Certain information or note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1998.

Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other portion thereof.

2. INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                      September 30,       December 31,
                          1999               1998
                        --------           --------
      Raw materials     $ 81,593           $140,394
      Work in process       --               31,701
      Finished goods      14,697             33,697
                        --------           --------
                        $ 96,290           $205,792
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

A net loss was reported for the three and nine months ended September 30, 1999 and 1998, and accordingly, the denominator was equal to weighted average outstanding shares with no consideration for outstanding options and warrants to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

The Company had 1,645 shares of Series 1998-B Convertible Preferred stock outstanding at September 30, 1999, which may be converted into common stock pursuant to the agreement under which the shares were issued. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

4. ACCRUED LIABILITIES

                                                September 30,   December 31,
                                                    1999           1998
                                                 ----------     ----------
      Accrued wages and salaries                 $  430,223     $  429,513
      Accrued payroll taxes                         130,626        107,357
      Accrued restructuring expense                    --           13,040
      Accrued litigation expenses                   440,000        440,000
      Accrued legal expenses                           --          508,210
      Other accrued liabilities                     185,330        174,656
                                                 ----------     ----------
                                                 $1,186,179     $1,672,776
                                                 ==========     ==========

5. SHAREHOLDER TRANSACTIONS

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

Due to the Company's closing of its Vancouver, Washington plant in February 2000 (Note 7), Mr. Stefan Paskall, the executive vice president, resigned in February 2000. In that regard, he and an affiliated entity have made certain claims against the Company. The Company presently is reviewing this matter and there can be no assurance as to the outcome of this matter.

In connection with the closing of the plant, the Company was responsible for environmental cleanup. The Company contacted the local county environmental health authority and already has complied with their instructions. The Company believes that all environmental hazards have been disposed of and that there is no existing environmental contamination.

7. CONTRACTS

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

8. SUBSEQUENT EVENTS

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

Plant Closing

In February 2000, the Company decided to refocus its business operation from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, Washington manufacturing and sales facility, and relocated its sales office to New York. The employees at the Vancouver plant were terminated. Claims by the landlord for unpaid rent and lease obligations of approximately $148,000 have been settled by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focusing on developing proprietary saliva-based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product sales. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $36,023,527 at September 30, 1999. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

On March 2, 1999, the Company issued to Biscount Overseas Limited ("Biscount") 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. In July 1999, because the registration statement covering resales of these shares of common stock did not become effective, the Company issued to Biscount 500 shares of Series 1998-B Convertible Preferred Stock. Biscount returned to the Company the 1,364,516 shares of SDS' common stock. On October 14, 1999, Biscount converted all of the outstanding 1,645,000 shares of the Series 1998-B Convertible Preferred Stock into 9,495,822 shares of the Company's common stock. In addition, as a result of the conversion, Biscount will receive additional common shares or cash in penalties because of the unsuccessful registration of the common shares received in the March 1999 conversion. The penalties are not expected to be material to the Company's operations.

As discussed in Note 8 to the Notes to the Consolidated Financial Statements, in February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, Washington plant and moved its sales office to New York.

RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 1999 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 1998

REVENUES. The Company's revenues consist of product sales. Revenues decreased 48.0% to $151,171in the third quarter of 1999 from $290,726 in the third quarter of 1998, and increased .01% to $747,966 in the first nine months of 1999 from $739,835 in the first nine months of 1998. The decrease in revenue was primarily attributable to decreased sales of Omni-Swabs. Sales to four customers represented approximately 62% of total revenues in the third quarter of 1999.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $190,067 (125% of product sales) in the third quarter of 1999 from $271,305 (93% of product sales) in the third quarter of 1998, and decreased to $673,447 (90% of product sales) in the first nine months of 1999 from $839,082 (113% of product sales) in the first nine months of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 18.4% to $52,582 in the third quarter of 1999 from $42,890 in the third quarter of 1998, and decreased 50.1% to $176,527 in the first nine months of 1999 from $357,928 in the first nine months of 1998, primarily as a result of reduced payroll and related expenses. The Company is focused on cost controls in all departments, including research and development, and is focusing on controlling these costs. This is being achieved without compromising standards in research and development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 52% to $335,467 in the third quarter of

1999 from $696,953 in the third quarter of 1998, and decreased 29.1% to $1,394,517 in the first nine months of 1999 from $1,967,122 in the first nine months of 1998, due to a reduction in the number of administrative personnel and continued restraint on expenditure.

INTEREST EXPENSE. Interest expense decreased to $485 in the third quarter of 1999 from $5,725 in the third quarter of 1998, and decreased to $6,265 in the first nine months of 1999 from $8,440 in the first nine months of 1998 due to significant reductions in the Company debt.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $25 million, which is available to offset future taxable income, if any, expiring through the year 2017. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

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

Cash used in operating activities in the first nine months of 1999 was $566,902. This was primarily a result of a net loss of $1,514,748, adjustments for depreciation and amortization for $113,368, and an increase in accounts payable and accrued liabilities of $648,406.

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

In connection with the issuance of the 1998-B Preferred Stock, the Company issued warrants to purchase up to 25,000 shares of Common stock at an exercise price of $3.375 per share, which expire on January 26, 2003. The fair value of these warrants of $253,750 was accreted to deemed preferred dividends over the conversion period which ended November 1, 1998. The following summarizes deemed dividends and earned dividends on the 1998-B Preferred Stock and related accretion as of September 30, 1999.

                                                            Accreted or Earned
                                                             During the Three
                                                Total        Months Ended
                                                Value       September 30, 1999
                                               --------     ------------------

      Beneficial conversion feature            $586,308          $209,713
      Earned dividends (6% of preferred
              principal value)                   24,675            24,675
                                               --------          --------
      Total                                    $610,983          $234,388
                                               ========          ========


On March 2, 1999, the Company issued to Biscount Overseas Limited 1,364,516 shares of its common stock upon the conversion of 500 shares of the Company's Series 1998-B Convertible Preferred Stock. The Company, in consideration of the registration statement covering resales of these shares of common stock not becoming effective, reissued to Biscount Overseas Limited 500 shares of Series 1998-B Convertible Preferred Stock in July 1999. Biscount returned the 1,364,516 common stock to the Company.

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

On September 30, 1999, Kenneth J. McLachlan was terminated as the Company's president, CEO and chairman of the board, effective immediately. In connection with this termination, the Company notified International Business Consulting Company (IBCO), an affiliate of Mr. McLachlan, that it is terminating its consulting agreement with them, effective immediately. Mr. McLachlin has made claims against the Company as a result of his termination. (See Note 6)

In September, 1999, Dr. Paul Slowey resigned his position as vice-president of sales and marketing, effective immediately.

In September, 1999, the Company held a special meeting of the Board to nominate and confirm the appointment of Leo Ehrlich as chairman of the board, and as chief executive officer of the Company. Mr. Ehrlich had previously been appointed to and confirmed as a member of the Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 6 to the Notes to the Consolidated Financial Statements.

ITEM 2. Changes in Securities

See Note 5 to the Notes to the Consolidated Financial Statements.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) No exhibits are filed as part of this report.

27    Financial Data Schedule *

*     Filed herewith.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999. A Form 8-K was filed on October 15, 1999 and a Form 8-K/A is being simultaneously filed herewith.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 8, 2000

                                  SALIVA DIAGNOSTIC SYSTEMS, INC.

                                  By: /s/ LEO EHRLICH
                                  --------------------------------------
                                  Leo Ehrlich
                                  President & Chief Financial Officer