Form 10QSB
period 2000-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-01
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 1O-QSB

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             91-1549305
----------------------------------                         ---------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                          3661 Horseblock Rd., Suite E
                                Medford, NY 11763
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (212) 937-3801
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 16,227,710 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------

   Item 1. Financial Statements

           Consolidated Balance Sheets -March 31, 2000
           (unaudited) and December 31, 1999                               3

           Consolidated Statements of Operations -Three Months
           Ended March 31, 2000 and 1999 (unaudited)                       4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999 (unaudited)          5

           Notes to Consolidated Financial Statements                      6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                               15

   Item 2. Changes in Securities                                           15

   Item 6. Exhibits and Reports on Form 8-K                                15

   Signatures                                                              15

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,
                                                             2000           December 31,
                                                          (unaudited)           1999
                                                         ------------       ------------
Assets (Note 7)
Current assets:
   Cash and cash equivalents                             $         --       $        821
   Accounts receivable, less allowance for doubtful
         Accounts of $35,000 for both periods                 111,114             89,820
   Inventories (Note 3)                                            --            138,334
   Prepaid expenses                                                --              5,923
                                                         ------------       ------------
      Total current assets                                    111,114            234,898

   Property and equipment, less accumulated
         depreciation of $379,500 (2000) and
         $381,275 (1999)                                       25,979             29,844
   Restricted cash                                                 --             20,127
   Patents and trademarks, less accumulated
         amortization of $69,490 (2000) and
         $67,113 (1999)                                        92,151             94,528
                                                         ------------       ------------
                                                         $    229,244       $    379,397
                                                         ============       ============
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Line of credit (Note 7)                               $    176,152       $    191,296
   Note payable                                               610,900            610,900
   Accounts payable                                           885,635            955,748
   Accrued expenses (Note 5)                                1,040,002          1,053,687
   Customer deposits                                            9,300             34,620
   Unearned royalties - short-term (Note 6)                    20,000             20,000
   Other current liabilities                                   19,739                 --
                                                         ------------       ------------
            Total current liabilities                       2,761,728          2,941,251
                                                         ------------       ------------

   Unearned royalties - long-term (Note 6)                     15,000             25,000
   Note payable - shareholder (Note 8)                        280,000             75,000
                                                         ------------       ------------
            Total long-term liabilities                       295,000            100,000
                                                         ------------       ------------

            Total liabilities                               3,056,728          2,966,251
                                                         ------------       ------------

Commitments and Contingencies(Notes 9 and 10)

Shareholders' deficit:
   Common stock, $.01 par value, 50,000,000 shares
         authorized, issued and outstanding:
         16,227,710 (2000 and 1999)                           162,277            162,277
   Additional paid-in capital                              34,279,839         34,279,839
   Accumulated deficit                                    (37,269,600)       (37,028,970)
                                                         ------------       ------------
          Total shareholders' deficit                      (2,827,484)        (2,586,854)
                                                         ------------       ------------
                                                         $    229,244       $    379,397
                                                         ============       ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                       ------------------------------
                                                            2000             1999
                                                       ------------       -----------
Revenues:
   Product Sales                                       $    178,173       $   322,528
   Royalty Income                                            29,096                --
                                                       ------------       -----------
                                                            207,269           322,528

Cost of products sold                                        45,524           259,216
                                                       ------------       -----------

Gross profit                                                161,745            63,312
                                                       ------------       -----------
Operating expenses:
  Research and development expense                          201,813            55,752
  Selling, general and administrative
    expense                                                 113,586           430,710
                                                       ------------       -----------
                                                            315,399           486,462
                                                       ------------       -----------

            (Loss) from operations                         (153,654)         (423,150)
                                                       ------------       -----------

Interest income                                                   9               121
Interest (expense)                                         (135,068)           (1,965)
Other income (expense)                                       48,083             5,585
                                                       ------------       -----------

            Net (loss)                                     (240,630)         (419,409)

Dividends including deemed dividends on
  preferred stock                                                --          (140,696)
                                                       ------------       -----------

   Net (loss) to common stockholders                   $   (240,630)      $  (560,105)
                                                       ============       ===========

  Basic and diluted net (loss) per share (Note 4)      $      (0.01)      $     (0.10)
                                                       ============       ===========

Shares used in basic and diluted
   per share calculations                                16,227,710         5,784,516
                                                       ============       ===========

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                           2000           1999
                                                        ---------       ---------
Cash Flows From Operating Activities:
  Net (loss)                                            $(240,630)      $(419,409)
  Adjustments to reconcile net (loss) to net cash
       (used) in operating activities:
  Depreciation and amortization                             6,675          36,439
  Changes in current assets and liabilities:
    Accounts receivable                                   (21,294)        (35,290)
    Inventories                                           138,334          54,825
    Prepaid expense                                         5,923          (2,516)
    Restricted cash                                        20,127              --
    Accounts payable, accrued expenses
            and accrued interest                          (83,798)        279,245
    Deposits                                              (25,320)             --
    Unearned royalties                                    (10,000)             --
                                                        ---------       ---------

      Net cash (used) in operating activities            (209,983)        (86,706)
                                                        ---------       ---------

Cash Flows From Investing Activities:
    Acquisitions of property and equipment                   (433)             --
                                                        ---------       ---------

      Net cash (used) in investing activities                (433)             --
                                                        ---------       ---------

Cash Flows From Financing Activities:
    Proceeds from shareholders loans                      205,000              --
    Payment on line of credit                             (15,144)             --
    Bank overdraft                                         19,739              --
                                                        ---------       ---------

      Net cash provided by financing activities           209,595              --
                                                        ---------       ---------

    Net (decrease) in cash and cash equivalents              (821)        (86,706)
    Cash and cash equivalents, beginning of period            821         151,524
                                                        ---------       ---------

    Cash and cash equivalents, end of period            $      --       $  64,818
                                                        =========       =========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest            $   4,164       $   1,965

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month periods ended March 31, 2000 and 1999 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 1999 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other portion thereof.

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,269,600 at March 31, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock financings in 1999, substantial additional financing will be required through 2000.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, non of which can be predicted with much certainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

3. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                       March 31,    December 31,
                                         2000          1999
                                       ---------    ------------
                  Raw materials        $     --       $ 81,094
                  Work in process            --         31,586
                  Finished goods             --         25,654
                                       --------       --------
                                       $     --       $138,334
                                       ========       ========

In February 2000 the Company closed its Vancouver, WA manufacturing facility. At that time the Company realized that its remaining inventory would have to be used in the technology transfer to a contract manufacturer. As a result, the remaining inventory was expensed to Research and Development.

4. Loss per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the three months ended March 31, 2000 and 1999. Stock options for the purchase of 175,000 and 175,000 shares and warrants for the purchase of 147,722 and 147,722 shares for the three months ended March 31, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. The Company also had $280,000 of convertible debt outstanding at March 31, 1999, which may be converted into common stock. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

5. Accrued Expenses

                                                   March 31,       December 31,
                                                     2000              1999
                                                  ----------       ------------

Accrued interest                                  $  379,715         $  248,812
Accrued wages and salaries                                --             32,091
Accrued payroll taxes                                 12,833             13,620
Accrued litigation expenses                          629,114            732,525
Other accrued liabilities                             18,340             26,639
                                                  ----------         ----------
                                                  $1,040,002         $1,053,687
                                                  ==========         ==========

6. Unearned Revenues

In October 1999, the Company entered into a contract with Whatman International Limited, and licenses its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a $50,000 payment for the value of tooling, rights, and equipment, as well as a $50,000 advance fee to be applied toward future royalty payments. This $50,000 royalty advance was structured as to allow only a maximum of $5,000 of the

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

6. Unearned Revenues (Continued):

$50,000 to be offset against owed royalties in any one quarter. The royalty fees due to the Company are based upon the following schedule:

      10% of first 100,000 of total annual sales
       9% of second 100,000 of total annual sales
       8% of third 100,000 of total annual sales
       7% of fourth 100,000 of total annual sales
       6% of fifth 100,000 of total annual sales

Royalties earned under this agreement through March 2000 aggregated $29,096

7. Line of Credit

In December 1999, the Company granted Sterling National Bank (the "Bank"), a security interest in the Company's assets in exchange for a $190,000 line of credit. Interest is charged at the Bank's basic rate, 9.25% at March 31, 2000. At March 31, 2000, the balance outstanding under this line was $176,152. This line of credit was also guaranteed by an investor (see Note 8 "Shareholders' Transactions").

8. Shareholders' Transactions

For the three months ended March 31, 2000 there were no shareholder stock transactions.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The loans are convertible into preferred shares of the Company, which in turn is convertible into common stock under the same terms as the previously issued 1998 - Series B convertible preferred stock.

9. Contingencies and Certain Subsequent Settlements

NASDAQ DELISTING

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets". As of May 2000, subsequent to the balance sheet date, the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

SCHEINBAUM SETTLEMENT

In August 1999, pursuant to a dispute regarding the rights of Dr. Scheinbaum (a former director) to additional common stock of the Company as set forth in a certain 1995 stock subscription agreement, the Company issued 10,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

9. Contingencies and Certain Subsequent Settlements (Continued):

SCHEINBAUM SETTLEMENT (CONTINUED):

settlement, discounted 30% for its restriction, the Company has recorded a settlement expense and related accrual for $1,312. These shares were subsequently issued in July of 2000.

EAST RIDGE SETTLEMENT

On February 20, 2000, the Company entered into an agreement with its former landlord. The Company was to surrender and vacate the premises located at the East Ridge Business Park in Vancouver, Washington, by March 1, 2000. Furthermore, the Company agreed to pay $15,000 in cash as well as 40,000 shares of unregistered and legended stock. In exchange, the landlord has released the Company from any claims. These shares were subsequently issued in May of 2000.

FREMONT SETTLEMENT

In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, a former distributor of the Company's products in India. The demand alleges that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore and Fremont. The demand seeks a declaration that the Sub-License Agreement remains in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortuous interference with the Company's business and contracts.

On June 6, 2000, subsequent to the balance sheet date, the Company entered into a settlement agreement whereby the aforementioned sub-licensing agreement was terminated in exchange for $30,000 in cash as well as 30,000 shares of unregistered Company common stock. Fremont does however have piggyback registration rights with regard to the issued stock. The agreement also calls for the issuance of stock purchase warrants purchasing at $0.25 per share an additional 50,000 shares of unregistered Company common stock. The purchase warrants become effective one year from the settlement date and expire sixty months from the settlement date.

As an additional part of the settlement, the Company granted Fremont a five-year exclusive sub-licensing agreement to sell any and all products currently or hereinafter developed, manufactured or sold by the Company and/or its affiliates. This royalty free agreement gives Fremont these exclusive rights in Saudi Arabia, UAE, Bahran, Oman, Jordan, Pakistan, Iraq, Iran and Egypt.

Based upon the settlement, the Company had accrued a settlement expense of $35,400 (representing $30,000 cash to be paid and the value of the stock to be issued on the date of settlement) on the 1999 audited financial statements. Upon issuance in 2000, the accrual was reversed against capital.

PASKELL V. SALIVA DIAGNOSTIC SYSTEMS, INC.

In February 2000, in connection with the Company's decision to close its Washington facility, Stefan Paskell, the Executive Vice President of the Company resigned. Mr. Paskell is claiming that he has not been compensated in full under the terms of his employment agreement and on December 18, 2000, subsequent to the balance sheet date, filed a demand for arbitration. Mr. Paskell claims he is owed $74,000 in unpaid salary plus interest and any other consideration due under his employment agreement. It is the Company's position that Mr. Paskell is not entitled to any additional compensation.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

9. Contingencies and Certain Subsequent Settlements (Continued):

SETTLEMENT OF BARNES CLAIMS

On April 17,2001, subsequent to the balance sheet date, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims. This statement will be included in the 2001 financial statements.

SETTLEMENT OF BARCHHA CLAIMS

In September 2001, subsequent to the balance date, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Companies common stock. This settlement will be included in the 2001 financial statements.

10. Other Subsequent Events

In November 2000, the Company entered into a letter of intent whereby the Company would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding approximately 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others, which can effect the terms of the deal.

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of December 31, 2000, the Company had only advanced $150,000 under this agreement. In the event the acquisition is not consummated any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

On January 17, 2001, the Company entered into a manufacturing agreement with CDS whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger between companies does not occur, the agreement will remain in effect until at least November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2000

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

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York City and subsequently to Medford, NY. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and has entered into a supply agreement with Chembio Diagnostic Systems, Inc. to supply the Company's needs. The Company believes that it has successfully transferred its technology but significant start-up costs associated with producing its product line are still likely to be incurred.

In January 2000, the Company's then manufacturing facility in Vancouver, WA. was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. This resulted in the Company receiving a Warning Letter and losing its export certificate. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

In November 2000, subsequent to the balance sheet date, the Company entered into a letter of intent whereby the Company would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding approximately 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others which can effect the terms of the deal.

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. In the event the acquisition is not consummated any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

On January 17, 2001, subsequent to the balance sheet date, the Company entered into a manufacturing agreement with CDS whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger between companies does not occur, the agreement will remain in effect until at least November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,269,600 at March 31, 2000. Such losses are expected to

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2000

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2000 and 2001. Substantial additional financing will be required in 2000 and 2001. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

Results of Operations

First Quarter of 2000 Compared to First Quarter of 1999

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased 36% to $207,269 in 2000 from $322,528 in 1999. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company had negligible sales throughout 2000. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold. Costs of products sold decreased to $45,524 (26% of product sales) in the first quarter of 2000 from $259,216 (80% of product sales) in the first quarter of 1999 due to decreased sales activity.

Research and development expenses. Research and development expenses increased 262% to $201,813 in the first quarter of 2000 from $55,752 in the first quarter of 1999. The increase was due to the February 2000 closure of the Company's Vancouver, WA manufacturing facility. At that time the Company realized that its remaining inventory would have to be used in the technology transfer to a contract manufacturer. As a result the remaining components were expensed to Research and Development.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 74% to $113,586 in the first quarter of 2000 from $430,710 in the first quarter of 1999, primarily as a result of the closure of facilities in Vancouver, Washington, a reduction in the number of administrative personnel and less sales activity.

Interest expense. Interest expense increased to $135,068 in the first quarter of 2000 from $1,965 in the first quarter of 1999, due to interest charges on increased borrowings and penalties pursuant to its convertible preferred stock agreement.

Income taxes. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $37 million which is available to offset future taxable income, if any, expiring through the year

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2000

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

2020. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

Liquidity and Capital Resources

Since inception, the Company has financed its capital requirements through proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, the exercise of common stock purchase warrants and stock options and commercial borrowings.

In December 1999, the Company granted Sterling National Bank (the "Bank") a security interest in the Company's assets in exchange for a line of credit of $190,000. The Bank also required additional collateral, which was provided by an investor. The Company has repaid this loan with borrowings from Helenka Bodner subsequent to March 31, 2000.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. The balance at March 31, 2000 was $280,000, in additon to $176,152, due to Sterling National Bank pursuant to a pledge of certain assets of Helenka Bodner. Subsequent to March 31, 2000, at July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance, in July 2000, elected to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

As of March 31, 2000, the Company had negative working capital. Cash used in operating activities in the first quarter of 2000 was $209,983. This was primarily a result of a net loss of $240,630.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2000

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Notes to the Consolidated Financial Statements.

Item 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   No exhibits are filed as part of this report.

(b)   Earnings per share

(c)   Reports on Form 8-K

A Form 8-K was filed on March 10, 2000, re: Dismissal of Arthur Anderson, LLP and appointment of Lazar, Levine & Felix, LLP as the Company's outside auditors.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2002

                                          SALIVA DIAGNOSTIC SYSTEMS, INC.


                                          By: /s/ LEO EHRLICH
                                          --------------------------------------
                                          Leo Ehrlich
                                          President & Chief Financial Officer