Form 10QSB
period 2000-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-01
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                              91-1549305
----------------------------------                          --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2000 was 16,307,710 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------
    Item 1.  Financial Statements

             Consolidated Balance Sheets -June 30, 2000
             (unaudited) and December 31, 1999                              3

             Consolidated Statements of Operations -Three Months
             and six months Ended June 30, 2000 and 1999 (unaudited)        4

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2000 and 1999 (unaudited)            5

             Notes to Consolidated Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

PART II OTHER INFORMATION

    Item 1.  Legal Proceedings                                              14

    Item 2.  Changes in Securities                                          14

    Item 6.  Exhibits and Reports on Form 8-K                               14

    Signatures                                                              14

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2000          December 31,
                                                        (unaudited)          1999
                                                        ------------      ------------
Assets (Note 7)
Current assets:
   Cash and cash equivalents                            $         --      $        821
   Accounts receivable, less allowance for doubtful
        Accounts of $35,000 for both periods                 117,894            89,820
   Inventories (Note 3)                                           --           138,334
   Prepaid expenses                                           16,685             5,923
                                                        ------------      ------------
     Total current assets                                    134,579           234,898

   Property and equipment, less accumulated
        depreciation of $383,894 (2000) and
        $381,275 (1999)                                       64,101            29,844
   Restricted cash                                                --            20,127
   Patents and trademarks, less accumulated
        amortization of $71,867 (2000) and
        $67,113 (1999)                                        89,774            94,528
                                                        ------------      ------------
                                                        $    288,454      $    379,397
                                                        ============      ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Line of credit (Note 7)                              $    186,612      $    191,296
   Note payable                                              626,424           610,900
   Accounts payable                                          853,823           955,748
   Accrued expenses (Note 5)                               1,108,968         1,053,687
   Customer deposits                                           9,300            34,620
   Unearned royalties - short-term (Note 6)                   20,000            20,000
   Other current liabilities                                   6,490                --
                                                        ------------      ------------
           Total current liabilities                       2,811,617         2,866,251
                                                        ------------      ------------

    Unearned royalties - long-term (Note 6)                   10,000            25,000
    Note payable -shareholder (Note 8)                       595,000            75,000
                                                        ------------      ------------
           Total long-term liabilities                       605,000           100,000
                                                        ------------      ------------

           Total liabilities                               3,416,617         2,966,251
                                                        ------------      ------------

Commitments and Contingencies (Notes 9 and 10)

Shareholders' deficit (Note 8):
    Common stock, $.01 par value, 50,000,000 shares
        authorized, issued and outstanding:
        16,307,710 (2000) and 16,227,710 (1999)              163,077           162,277
   Additional paid-in capital                             34,308,952        34,279,839
   Accumulated deficit                                   (37,600,192)      (37,028,970)
                                                        ------------      ------------
           Total shareholders' deficit                    (3,128,163)       (2,586,854)
                                                        ------------      ------------
                                                        $    288,454      $    379,397
                                                        ============      ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended                   Six months ended,
                                                   June 30,                            June 30,
                                         -----------------------------      -----------------------------
                                              2000             1999             2000             1999
                                         ------------      -----------      ------------      -----------
Revenues:
   Product Sales                         $     41,892      $   274,267      $    220,065      $   596,795
   Royalty Income                                 701               --            29,797               --
                                         ------------      -----------      ------------      -----------
                                               42,593          274,267           249,862          596,795

Cost of products sold                          14,510          232,395            60,034          483,381
                                         ------------      -----------      ------------      -----------

Gross profit                                   28,083           41,872           189,828          113,414
                                         ------------      -----------      ------------      -----------

Operating expenses:
   Research and development expense           122,075           68,193           323,888          123,946
   Selling, general and
      administrative expense                   89,798          617,764           203,384        1,059,048
                                         ------------      -----------      ------------      -----------
                                              211,873          685,957           527,272        1,182,994
                                         ------------      -----------      ------------      -----------

      (Loss) from operations                 (183,790)        (644,085)         (337,444)      (1,069,580)
                                         ------------      -----------      ------------      -----------

Interest income                                    --              274                 9              395
Interest (expense)                           (140,966)          (3,814)         (276,034)          (5,779)
Other income (expense)                         (5,836)          (9,951)           42,247          (12,596)
                                         ------------      -----------      ------------      -----------

   Net (loss)                                (330,592)        (657,576)         (571,222)      (1,087,560)

Dividends including deemed dividends
   on preferred stock                              --         (421,270)               --         (561,966)
                                         ------------      -----------      ------------      -----------

   Net (loss) to common stockholders     $   (330,592)     $(1,078,846)     $   (571,222)     $(1,649,526)
                                         ============      ===========      ============      ===========

Basic and diluted net (loss)
   Per share (Note 4)                    $      (0.02)     $     (0.16)     $      (0.04)     $     (0.28)
                                         ============      ===========      ============      ===========

Shares used in basic and diluted
per share calculations                     16,241,776        6,749,028        16,234,782        5,996,171
                                         ============      ===========      ============      ===========

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six months ended
                                                                   June 30,
                                                          --------------------------
                                                             2000           1999
                                                          ---------      -----------
Cash Flows From Operating Activities:
  Net (loss)                                              $(571,222)     $(1,087,560)
  Adjustments to reconcile net (loss) to net cash
       (used) in operating activities:
  Depreciation and amortization                              13,447           87,920

  Changes in current assets and liabilities:
    Accounts receivable                                     (28,074)         (38,532)
    Inventories                                             138,334           71,990
    Prepaid expenses and deposits                           (10,762)          41,019
    Restricted cash                                          20,129               --
    Accounts payable, accrued expenses
            and accrued interest                             (1,210)         384,048
    Customer deposits                                       (25,320)              --
    Unearned royalties                                      (15,000)              --
    Other                                                        --           10,981
                                                          ---------      -----------
            Net cash (used) in operating activities        (479,678)        (530,134)
                                                          ---------      -----------

Cash Flows From Investing Activities:
      Acquisitions of property and equipment                (42,949)              --
                                                          ---------      -----------

            Net cash (used) by investing activities         (42,949)              --
                                                          ---------      -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of debt                               --           18,451
    Proceeds from sale of preferred shares, net of
            issuance costs                                       --          470,000
    Proceeds from shareholders loans                        520,000               --
    Payment on line of credit                                (4,684)              --
    Bank overdraft                                            6,490               --
                                                          ---------      -----------
            Net cash provided by financing activities       521,806          488,451
                                                          ---------      -----------

    Net (decrease) in cash and cash equivalents                (821)         (41,683)
    Cash and cash equivalents, beginning of period              821          151,524
                                                          ---------      -----------

    Cash and cash equivalents, end of period              $      --      $   109,841
                                                          =========      ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest              $   8,568      $     5,779
    Dividends and deemed dividends on 1998-B
            Convertible Preferred Stock                   $      --      $   561,966
    Capital lease obligation extinguished using
            restricted cash                               $      --      $    59,387

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month and six month periods ended June 30, 2000 and 1999 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 1999 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other portion thereof.

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,600,192 at June 30, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock financings in 1999, substantial additional financing will be required through 2000.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

3. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                       June 30,      December 31,
                                         2000            1999
                                       --------      ------------
                   Raw materials       $     --        $ 81,094
                   Work in process           --          31,586
                   Finished goods            --          25,654
                                       --------        --------
                                       $     --        $138,334
                                       ========        ========

In February 2000 the Company closed its Vancouver, Washington manufacturing facility. At that time the Company realized that its remaining inventory would have to be used in the technology transfer to a contract manufacturer. As a result, the remaining inventory was expensed to Research and Development.

4. Loss per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the three month and six month periods ended June 30, 2000 and 1999. Stock options for the purchase of 175,000 and 175,000 shares and warrants for the purchase of 147,722 and 147,722 shares for the three and six months ended June 30, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. The Company also had $595,000 of convertible debt outstanding at June 30, 2000, which may be converted into common stock. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

5. Accrued Expenses

                                                    June 30,        December 31,
                                                      2000              1999
                                                   ----------       ------------
Accrued interest                                   $  516,278        $  248,812
Accrued wages and salaries                                 --            32,091
Accrued payroll taxes                                   5,923            13,620
Accrued litigation expenses                           549,527           732,525
Other accrued liabilities                              37,240            26,639
                                                   ----------        ----------
                                                   $1,108,968        $1,053,687
                                                   ==========        ==========

6. Unearned Revenues

In October 1999, the Company entered into a contract with Whatman International Limited, and licenses its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a $50,000 payment for the value of tooling, rights, and equipment, as well as a $50,000 advance fee to be applied toward future royalty payments. This $50,000 royalty advance was structured as to allow only a maximum of $5,000 of the $50,000 to be offset against owed royalties in any one quarter. The royalty fees due to the Company are based upon the following schedule:

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

6. Unearned Revenues (Continued):

      10% of first 100,000 of total annual sales
       9% of second 100,000 of total annual sales
       8% of third 100,000 of total annual sales
       7% of fourth 100,000 of total annual sales
       6% of fifth 100,000 of total annual sales

On May 12, 2000, the Company assigned future royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company.

Royalties earned after assignment through June 2000 aggregated $29,797.

7. Line of Credit

In December 1999, the Company granted Sterling National Bank (the "Bank"), a security interest in the Company's assets in exchange for a $190,000 line of credit. Interest is charged at the Bank's basic rate (9.75% at June 30, 2000). At June 30, 2000, the balance outstanding under this line was $186,612. This line of credit was also guaranteed by an investor (see Note 8 "Shareholders' Transactions").

8. Shareholders' Transactions

In August 1999, pursuant to a dispute regarding the rights of Dr. Scheinbaum, a former director, to additional common stock of the Company as set forth in a certain 1995 stock subscription agreement, the Company agreed to issue 10,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company has recorded a settlement expense and related accrual for $1,312 in the 1999 financial statements. These shares were subsequently issued in July of 2000 and the accrual offset against capital.

On February 20, 2000 the Company entered into an agreement with its former landlord. The Company was to surrender and vacate the premises located at the East Ridge Business Park, in Vancouver, Washington, by March 1, 2000. In connection with the agreement the Company paid $15,000 for back rent and expenses and in consideration for the landlord's release of any claims against the Company, the Company issued 40,000 shares of unregistered and legended stock. These shares will also be included in the next registration statement of the Company. Based upon the value of the Company common stock on the date of issuance, the Company adjusted its 1999 rent expense to reflect the ultimate settlement.

On June 30, 2000, the Company issued 30,000 shares of unregistered Company common stock pursuant to a settlement with Fremont Novo Sciences, LLC, a former distributor of the Company's products in India. The Company had accrued in its 1999 financial statements a settlement expense of $35,400 (representing $30,000 in cash and the market value of the stock on the date of settlement). The accrual was offset in 2000 when the actual shares were issued and cash paid.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The loans are convertible into preferred shares of the Company, which in turn is

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

8. Shareholders' Transactions (Continued):

convertible into common stock under the same terms as the previously issued 1998
- Series B convertible preferred stock. Helenka Bodner assigned the Note to Resonance Ltd. The amount advanced from this was $595,000 at June 30, 2000. At July 31, 2000, subsequent to the balance sheet date, the sum advanced under said loan was $855,584 and accrued interest was $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance, in July 2000, elected to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

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

As of May 2000 the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

PASKELL V. SALIVA DIAGNOSTIC SYSTEMS, INC.

In February 2000, in connection with the Company's decision to close its state of Washington facility, Stefan Paskell, the Executive Vice President of the Company resigned. Mr. Paskell is claiming that he has not been compensated in full under the terms of his employment agreement and on December 18, 2000, subsequent to the balance sheet date, filed a demand for arbitration. Mr. Paskell claims he is owed $74,000 in unpaid salary plus interest and any other consideration due under his employment agreement. It is the Company's position that Mr. Paskell is not entitled to any additional compensation.

SETTLEMENT OF BARNES CLAIMS

On April 17,2001, subsequent to the balance sheet date, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restrictions, the Company has recorded a settlement and related accrual for $33,600. This settlement will be included in the 2001 financial statements.

SETTLEMENT OF BARCHHA CLAIMS

In September 2001, subsequent to the balance sheet date, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Companies common stock. This settlement will be included in the 2001 financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

10. Other Subsequent Events

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

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of December 31, 2000 the Company had only advanced $150,000 under this agreement. In the event the acquisition is not consummated any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2000

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

In January 2000, the Company's then manufacturing facility in Vancouver, Washington. was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. This resulted in the Company receiving a Warning Letter and losing its export certificate. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,600,192 at June 30, 2000. Such losses are expected to

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2000

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

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

Results of Operations

SECOND QUARTER AND FIRST SIX MONTHS OF 2000 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 1999

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased 84% to $42,593 in the second quarter of 2000 from $274,267 in the second quarter of 1999, and decreased 58% to $249,862 in the first six months of 2000 from $596,795 in the first six months of 1999. Due to the closure of the Company's facility in Vancouver, Washington, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company had negligible sales throughout 2000. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold. Costs of products sold decreased to $14,510 (35% of product sales) in the second quarter of 2000 from $ 232,395 (85% of product sales) in the second quarter of 1999, and decreased to $60,034 (27% of product sales) in the first six months of 2000 from $483,381 (81% of product sales) in the first six months of 1999 due to decreased sales activity as well as a different sales mix.

Research and development expenses. Research and development expenses increased 79% to $122,075 in the second quarter of 2000 from $68,193 in the second quarter of 1999, and increased 161% to $323,888 in the first six months of 2000 from $123,946 in the first six months of 1999. The increase was due to the February 2000 closure of the Company's Vancouver, Washington manufacturing facility and the transfer of technology to the contract manufacturer.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 85% to $89,798 in the second quarter of 2000 from $617,764 in the second quarter of 1999, and decreased 81% to $203,384 in the first six months of 2000 from $1,059,048 in the first six months of 1999, primarily as a result of the closure of facilities in Vancouver, Washington, a reduction in the number of administrative personnel and less sales activity.

Interest expense. Interest expense increased to $140,966 in the second quarter of 2000 from $3,814 in the second quarter of 1999, and increased to $276,034 in the first six months of 2000 from 5,779 in the first six months of 1999, due to interest charges on increased borrowings and penalties due pursuant to its preferred stock agreement.

Income taxes. The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2000

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

Results of Operations (Continued):

than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $37 million, which is available to offset future taxable income, if any, expiring through the year 2020. The Internal Revenue Code rules under
Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

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

In December 1999, the Company granted Sterling National Bank (the "Bank") a security interest in the Company's assets in exchange for a line of credit of $190,000. The Bank also required additional collateral, which was provided by an investor. The Company repaid this loan with borrowings from Helenka Bodner subsequent to June 30, 2000.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. The balance at June 30, 2000 was $595,000, in additon to $186,612, due to Sterling National Bank pursuant to a pledge of certain assets of Helenka Bodner.

As of June 30, 2000, the Company had negative working capital. Cash used in operating activities in the first six months of 2000 was $479,678. This was primarily a result of a net loss of $571,222.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2000

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Notes to the Consolidated Financial Statements.

Item 2. Changes in Securities

None.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   No exhibits are filed as part of this report.

(b)   Earnings per share

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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