Form 10QSB
period 2000-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-01
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             91-1549305
-----------------------------------                         --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of September 30,2000 was 27,687,863 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.
                                                                        --------

   Item 1. Financial Statements

           Consolidated Balance Sheets -September 30, 2000
           (unaudited) and December 31, 1999                                3

           Consolidated Statements of Operations -Three Months and
           Nine Months Ended September, 2000 and 1999 (unaudited)           4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999 (unaudited)        5

           Notes to Consolidated Financial Statements                       6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12

PART II OTHER INFORMATION

   Item 1. Legal Proceedings                                               16

   Item 2. Changes in Securities                                           16

   Item 6. Exhibits and Reports on Form 8-K                                16

   Signatures                                                              16

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                               September 30, 2000     December 31,
                                                   (unaudited)            1999
                                               ------------------     ------------
Assets (Note 7)
Current assets:
Cash and cash equivalents                         $         --       $        821
Accounts receivable, less allowance for
    doubtful accounts of $35,000 for both
    periods                                            112,673             89,920
Inventories (Note 3)                                        --            138,334
Prepaid expenses                                            --              5,923
                                                  ------------       ------------
        Total current assets                           112,673            234,898
Property and equipment, less accumulated
    depreciation of $389,102 (2000) and
    $381,275 (1999)                                    124,096             29,844
Restricted cash                                             --             20,127
Patents and trademarks, less accumulated
    amortization of $71,867 (2000) and
    $67,113 (1999)                                      87,396             94,528
Deposits                                                 1,300                 --
                                                  ------------       ------------
                                                  $    325,465       $    379,397
                                                  ============       ============

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Line of credit (Note 7)                           $         --       $    191,296
Note payable                                           647,832            610,900
Accounts payable                                       857,979            955,748
Accrued expenses (Note 5)                              726,801          1,053,687
Customer deposits                                        9,300             34,620
Unearned royalties - short-term (Note 6)                20,000             20,000
Other current liabilities                               28,872                 --
                                                  ------------       ------------
        Total current liabilities                    2,290,784          2,866,251
                                                  ------------       ------------

Unearned royalties - long-term (Note 6)                  5,000             25,000
Note payable - shareholder (Note 8)                    165,000             75,000
                                                  ------------       ------------
        Total long-term liabilities                    170,000            100,000
                                                  ------------       ------------

        Total liabilities                            2,460,784          2,966,251
                                                  ------------       ------------

Commitments and Contingencies (Note 9)

Shareholders' deficit(Note 8):
Common stock, $.01 par value, 50,000,000
    shares authorized, issued and outstanding:
    27,687,863 (2000) and 16,227,710 (1999)            276,879             62,277
Additional paid-in capital                          35,424,667         34,279,839
Accumulated deficit                                (37,836,865)       (37,028,970)
                                                  ------------       ------------
        Total shareholders' deficit                 (2,135,319)        (2,586,854)
                                                  ------------       ------------

                                                  $    325,465       $    379,397
                                                  ============       ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three months ended                    Nine months ended
                                                September 30                         September 30
                                            2000              1999              2000              1999
                                       ------------       -----------       ------------       -----------
Revenues:
      Product Sales                    $         --       $   151,171       $    220,065       $   747,966
      Royalty Income - net                      404                --             30,201                --
                                       ------------       -----------       ------------       -----------
                                                404           151,171            250,266           747,966

    Cost of products sold                     7,681           190,067             67,715           673,447
                                       ------------       -----------       ------------       -----------

Gross profit (loss)                          (7,277)          (38,896)           182,551            74,519
                                       ------------       -----------       ------------       -----------
Operating expenses:
    Research and development
      expense                                66,840            52,582            390,728           176,527
    Selling, general and
      administrative expense                 86,955           335,467            290,339         1,394,517
                                       ------------       -----------       ------------       -----------
                                            153,795           388,049            681,067         1,571,044
                                       ------------       -----------       ------------       -----------

           (Loss) from operations          (161,072)         (426,945)          (498,516)       (1,496,525)
                                       ------------       -----------       ------------       -----------

Interest income                                  --               243                  9               638
Interest (expense)                          (61,606)             (485)          (337,640)           (6,265)
Other income (expense)                      (13,995)               --             28,252           (12,596)
                                       ------------       -----------       ------------       -----------

           Net (loss)                      (236,673)         (427,187)          (807,895)       (1,514,748)

Dividends including deemed
    dividends on preferred stock                 --          (234,388)                --          (796,354)
                                       ------------       -----------       ------------       -----------

    Net (loss) to common
      stockholders                     $   (236,673)      $  (661,575)      $   (807,895)      $(2,311,102)
                                       ============       ===========       ============       ===========

    Basic and diluted net (loss)
      per share (Note 4)               $      (0.01)      $     (0.16)      $      (0.04)      $     (0.39)
                                       ============       ===========       ============       ===========

Shares used in basic and
    diluted per share
    calculations                         23,976,944         6,749,028         18,784,172         5,996,171
                                       ============       ===========       ============       ===========

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                                   September 30
                                                            ---------------------------
                                                               2000             1999
                                                            ---------       -----------
Cash Flows From Operating Activities:
      Net (loss)                                            $(807,895)      $(1,514,748)
      Adjustments to reconcile net (loss) to net cash
             (used) in operating activities:
      Depreciation and amortization                            21,032           113,368

Changes in current assets and liabilities:
      Accounts receivable                                     (22,853)          (12,229)
      Inventories                                             138,334           109,502
      Prepaid expenses and deposits                             4,623            88,799
      Restricted Cash                                          20,129                --
      Accounts payable, accrued expenses and accrued
             interest                                            (692)          648,406
      Customer Deposits                                       (25,320)               --
      Unearned Royalties                                      (20,000)               --
      Other                                                        --                --
                                                            ---------       -----------
             Net cash (used) in operating activities         (692,642)         (566,902)
                                                            ---------       -----------

Cash Flows From Investing Activities:
Acquisitions of property and equipment                        (83,211)               --
                                                            ---------       -----------

             Net cash provided by investing activities        (83,211)               --
                                                            ---------       -----------

Cash Flows From Financing Activities:
Proceeds from issuance of debt                                     --            18,451
Proceeds from sale of preferred shares, net of
      issuance costs                                               --           470,000
Proceeds from shareholders loans                              945,584                --
Payment on line of credit                                    (191,296)               --
Payment on short term debt                                     (8,128)               --
Bank overdraft                                                 28,872                --
                                                            ---------       -----------
             Net cash provided by financing activities        775,032           488,451
                                                            ---------       -----------

Net (decrease) in cash and cash equivalents                      (821)          (78,451)
Cash and cash equivalents, beginning of period                    821           151,524
                                                            ---------       -----------

Cash and cash equivalents, end of period                    $      --       $    73,073
                                                            =========       ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                    $   9,287       $        --
Dividends and deemed dividends on 1998-B Convertible
      preferred stock                                       $      --       $   796,354
Capital lease obligation extinguished using
      restricted cash                                       $      --       $    59,387

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month and nine month periods ended September 30, 2000 and 1999 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 1999 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other portion thereof.

2. Substantial Doubt Regarding Ability to Continue as a Going Concern

Significant operating losses - accumulated deficit

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,836,865 at September 30, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock financings in 1999, substantial additional financing will be required through 2000.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States,the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, non of which can be predicted with much certainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

3. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis, and consist of the following:

                                     September 30,      December 31,
                                         2000               1999
                                     -------------      ------------
                  Raw materials        $     --          $ 81,094
                  Work in process            --            31,586
                  Finished goods             --            25,654
                                       --------          --------
                                       $     --          $138,334
                                       ========          ========

In February 2000 the Company closed its Vancouver, WA manufacturing facility. At that time the Company realized that its remaining inventory would have to be used in the technology transfer to a contract manufacturer. As a result, the remaining inventory wa expensed to Research and Development.

4. Loss Per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in the three month and nine month periods ended September 30, 2000 and 1999. Stock options for the purchase of 175,000 and 175,000 shares and warrants for the purchase of 147,722 and 147,722 shares for the three months and six months ended September 30, 2000 and 1999, respectively, were not included in loss per share calculations, because to do so would have been anti-dilutive. The Company also had $165,000 of convertible debt outstanding at September 30, 2000, which may be converted into common stock. These common equivalent shares have not been included in loss per share calculations, because to do so would have been anti-dilutive.

5. Accrued Expenses

                                                 September 30,     December 31,
                                                     2000               1999
                                                 -------------     ------------
Accrued interest                                  $  204,772        $  248,812
Accrued wages and salaries                             3,125            32,091
Accrued payroll taxes                                    189            13,620
Accrued litigation expenses                          457,480           732,525
Other accrued liabilities                             61,235            26,639
                                                  ----------        ----------
                                                  $  726,801        $1,053,687
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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

Royalties earned after assignment through September 2000 aggregated $30,201.

7. Line of Credit

In December 1999, the Company granted Sterling National Bank (the "Bank"), a security interest in the Company's assets in exchange for a $190,000 line of credit. This line of credit was guaranteed by an investor (see Note 8 "Shareholders' Transactions"). In July of 2000, the Company repaid the line of credit with borrowings from the investor.

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

On June 30, 2000, the Company issued 30,000 shares of unregistered Company common stock pursuant to a settlement with Fremont Novo Sciences LLC, a former distributor of the Company's products in India. The Company had accrued in its 1999 financial statements a settlement expense of $35,400 (representing $30,000 in cash and the market value of the stock on the date of settlement). The accrual was offset in 2000 when the actual shares were issued and cash paid.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Helenka Bodner assigned the Note to Resonance Ltd. The balance at September 30, 2000 was $165,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

8. Shareholders' Transactions (Continued):

At July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

In August 1998, the Company entered into a securities purchase agreement, which was amended by a letter agreement of April 1999, pursuant to which Biscount Overseas Limited purchased an aggregate 1,500 shares of the Company's Series 1998-B Convertible Preferred Stock over an approximately eight-month period for an aggregate purchase price of $1,500,000. Net cash proceeds to the Company at the end of that period totaled $1,410,000. On October 14, 1999, Biscount converted all of the outstanding 1,645 shares of the Series 1998-B Convertible Preferred Stock into 9,495,822 shares of the Company's common stock.

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement and Registration Rights Agreement, there was also due to Biscount at July 31, 2000 the amount of $447,780 together with accrued interest thereon of $25,771. On August 1, 2000, Biscount elected to convert $316,180 into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $0.108 per share), resulting in the issuance to Biscount of 3,207,679 shares.

On November 23, 2000, subsequent to the balance sheet date, the Company issued 1,000,000 shares of unregistered common stock, which contain piggyback registration rights as well as the option to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.25. The issuance was pursuant to a settlement agreement with Kenneth J. McLachlan and International Business Consulting Company. Mr. McLachlan and IBCO have released the Company from any present or future claims.

The options carry a five-year life and immediate vesting. The option agreement also includes cashless exercise and dilution provisions with respect to stock splits or reverse stock splits. Based upon the fair value of the stock and options issued to Mr. McLachlan the Company has reflected a liability to Mr. McLachlan of $430,000 on the December 31, 1999 financial statements. Of this $430,000, $270,187 is reflected as accounts payable for prior consulting fees and the remaining $159,813 as an accrued expense. These liabilities were reversed against equity in 2000 when the shares were issued. The option was valued at the date of grant in November 2000 and accordingly a $50,000 expense has been reflected.

9. Contingencies and Subsequent Settlements

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

As of May 2000 the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

9. Contingencies and Subsequent Settlements (Continued):

delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

PASKELL V. SALIVA DIAGNOSTIC SYSTEMS, INC.

In February 2000, in connection with the Company's decision to close its Washington facility, Stefan Paskell, the Executive Vice President of the Company resigned. Mr. Paskell is claiming that he has not been compensated in full under the terms of his employment agreement and on December 18, 2000 filed a demand for arbitration. Mr. Paskell claims he is owed $74,000 in unpaid salary plus interest and any other consideration due under his employment agreement. It is the Company's position that Mr. Paskell is not entitled to any additional compensation.

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

On January 17, 2001, subsequent to the balance sheet date, the Company entered into a manufacturing agreement with CDS whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

10. Other Subsequent Events (Continued):

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2000

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2000

ITEM 2. Management's Discussion and Analysis or Plan of Operation (Continued):

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $37,836,865 at September 30, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2001. Substantial additional financing will be required in 2001.

Results of Operations

THIRD QUARTER AND FIRST NINE MONTHS OF 2000 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 1999

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased 99.7% to $404 in the third quarter of 2000 from $151,171 in the third quarter of 1999, and decreased 67% to $250,266 in the first nine months of 2000 from $747,966 in the first nine months of 1999. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company had negligible sales throughout 2000. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold. Costs of products sold decreased to $7,681 in the third quarter of 2000 from $ 190,067 (126% of product sales) in the third quarter of 1999, and decreased to $67,715 (31% of product sales) in the first nine months of 2000 from $673,447 (90% of product sales) in the first nine months of 1999 due to decreased sales activity as well as a different sales mix.

Research and development expenses. Research and development expenses increased 27% to $66,840 in the third quarter of 2000 from $52,582 in the third quarter of 1999, and increased 121% to $390,728 in the first nine months of 2000 from $176,527 in the first nine months of 1999. The increase was due to the February 2000 closure of the Company's

Vancouver, WA manufacturing facility and the transfer of technology to the contract manufacturer. Additionally, at that time the Company realized that its remaining inventory would have to be used in the technology transfer to the contract manufacturer. As a result the remaining components were expensed to Research and Development.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 74% to $86,955 in the third quarter of 2000 from $335,467 in the third quarter of 1999, and decreased 79% to $290,339 in the first nine months of 2000 from $1,394,517 in the first nine months of 1999, primarily as a result of the closure of facilities in Vancouver, WA, a reduction in the number of administrative personnel and less sales activity.

Interest expense. Interest expense increased to $61,606 in the third quarter of 2000 from $485 in the third quarter of 1999, and increased to $337,640 in the first six months of 2000 from $6,265 in the first six months of 1999, due to interest charges on increased borrowings and penalties due pursuant to its convertible preferred stock agreement.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2000

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

In December 1999, the Company granted Sterling National Bank (the "Bank") a security interest in the Company's assets in exchange for a line of credit of $190,000. The Bank also required additional collateral, which was provided by an investor. The Company had repaid this loan with borrowings from Helenka Bodner.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. On July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $.108 per share, resulting in the issuance to Resonance of 8,162,475 shares. The balance at September 30, 2000 was $165,000.

As of September 30, 2000 the Company had negative working capital. Cash used in operating activities in the first nine months of 2000 was $692,642. This was primarily a result of a net loss of $807,895, adjustments for depreciation and amortization, decreases in inventory, accounts payable and accrued expenses and an increase in accounts receivable.

Inventories decreased due to the expensing of remaining inventory to research and development as it was needed for the technology transfer to the contract manufacturer following the closure of the company's Vancouver Washington Facility.

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

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2000

ITEM 2. Management's Discussion and Analysis or Plan of Operation (Continued):

revenues generated from operations, none of which can be predicted with certainty. The Company's significant operating losses and capital requirements raise substantial doubt about the Company's ability to continue as a going concern.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2000

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

(b)   Earnings per share

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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