Form 10KSB
period 2000-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-14
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 1O-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-21284

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                        -------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                    91-1549305
            --------                                    ----------
  (State or other jurisdiction)             (IRS Employer Identification No.)
of incorporation or organization)

                3661 Horseblock Rd., Suite E, Medford, NY 11763
                -----------------------------------------------
             (Address of principal executive offices and zip code)

                                 (212) 937-3801
                                 --------------
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year were $325,640.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2001 was $625,176, computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 31, 2001 was 28,757,863 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                               FORM 10-KSB INDEX

PART I                                                                      PAGE

Item 1     Description of Business                                             4
Item 2     Description of Property                                            12
Item 3     Legal Proceedings                                                  12
Item 4     Submission of Matters to a Vote of Security Holders                14

PART II

Item 5     Market for Common Equity and Related Stockholder Matters           15
Item 6     Management's Discussion and Analysis or Plan of Operation          16
Item 7     Financial Statements                                               19
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           20

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                  21
Item 10    Executive Compensation                                             22
Item 11    Security Ownership of Certain Beneficial Owners and Management     22
Item 12    Certain Relationships and Related Transactions                     23
Item 13    Exhibits and Reports on Form 8-K                                   24

                        SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Company has experienced substantial changes in its operations, financial condition, management, business plan, and location of its principal office since the date of the filing of its prior Form 10-K. Although this Form 10-K was filed on February 13, 2002, information herein presented is as of December 31, 2000 unless otherwise noted. See also Notes to the Consolidated Financial Statements.

Saliva Diagnostic Systems, Inc., a Delaware corporation (the "Company"), is primarily engaged in the development, manufacturing and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical collection devices.

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged with and into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In 1994, the Company's 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. ("SDS Asia"), formed Saliva Diagnostic Systems (Singapore) Pte. ("SDS Singapore"). In 1995, the Company purchased the minority interest (10%) in SDS Asia and the outstanding minority interest (19%) in SDS Singapore. As a result, SDS Asia and SDS Singapore became wholly owned subsidiaries of the Company. In October 1997, the Company closed its Singapore facilities and ceased operations of SDS Singapore. In 1995, a director of the Company agreed to hold the minority interest (10%) in Saliva Diagnostic Systems, UK, Ltd. in trust for the benefit of the Company and, as a result this entity became a wholly owned subsidiary of the Company and was renamed SDS International, Ltd. As of December 1999 the equity in these foreign subsidiaries were determined to be valueless and as such the company has written off its investment in SDS Singapore and in SDS International, Ltd. Unless otherwise indicated, all references to the Company include the Company and its wholly owned subsidiaries. The Company's principal executive offices are located at 3661 Horseblock Rd., Suite E, Medford, NY 11763.

In January 2000, the Company's then manufacturing facility in Vancouver, WA., was inspected by the FDA. The FDA found deficiencies because the Company was shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition, the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. This resulted in the Company receiving a Warning Letter and losing its export certificate. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

On November 22, 2000, the Company announced the signing of a letter of intent to merge with Chembio Diagnostic Systems, Inc. ("CDS") of Medford, NY. The merger, if approved, will result in SDS stockholders retaining approximately 25% of the combined companies' common stock. The merger is contingent upon approval by each company's board of directors and stockholders. The merger is further conditioned upon SDS being able to reduce its liabilities to agreed-upon levels. As at the date of this filing, the merger had not been completed.

The Company's capital requirements have been, and will continue to be, significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. Presently the company has no cash balance or reserves and is completely dependent on short-term placements to fund its daily operational needs. The Company is in negotiations for the placement of a $500,000 short-term loan. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 2001. Substantial additional financing will be required in 2001. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which will be available to the Company.

During 1999 Mr. Leo Ehrlich and Mr. Joe Levi, Esq. were appointed to the Board of Directors, and Mr. Kenneth McLachlan, Mr. Eric Stoer, Esq. and Mr. Hans Vauthier Ph.D., left the Board. In March 2001, Mr. Paul Bernstein resigned from the Board.

In July 1999, Kenneth McLachlan, the Company's former Chief Executive Officer and President executed a promissory note in favor of Bryan Cave LLP, the Company's legal counsel, in the amount of $610,000 and granted Bryan Cave LLP, a security interest in the assets of the Company, including intellectual property.

In September 1999, Dr. Paul Slowey resigned his position as vice-president of sales and marketing, and is now employed with a competing diagnostic company.

In October 1999, the Company entered into a contract with Whatman International Limited, and licensed its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a payment for the value of tooling, rights, and equipment, as well as an advance fee to be applied toward future royalty payments.

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York City and subsequently to Medford, NY. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and has entered into a supply agreement with Chembio Diagnostic Systems, Inc. to supply the Company's production needs. The Company believes that it has successfully transferred its technology to Chembio but significant start-up costs associated with producing its product line are still likely to be incurred.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,002,417 at December 31, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

As of May 2000 the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. SEE
ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRODUCTS

The Company's products fall into two categories, RAPID IMMUNOASSAYS and MEDICAL SPECIMEN COLLECTION DEVICES. The Company has temporarily halted distribution of its HIV immunoassay tests due to a Warning Letter issued by the FDA. SEE ITEM 1
- MARKETING, SALES, and DISTRIBUTION.

To date, the Company has developed three rapid HIV tests, Sero-Strip HIV, Hema-Strip HIV and Saliva-Strip HIV, and one H.pylori rapid test, Stat-Simple H.pylori. The Company also markets a saliva medical specimen collector in the U.S., as Saliva-Sampler(R) and in the United Kingdom, as Omni-SAL(R).

RAPID IMMUNOASSAYS. The Company has developed four rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including HIV (the Human Immunodeficiency Virus), the virus that causes AIDS, and H.pylori (Helicobacter pylori), a bacterium linked to peptic ulcers and gastric cancer. The Company's rapid tests are designed to require only a few simple steps and minutes to use. The tests produce visual results in fifteen
(15) minutes or less and may be used without special equipment, storage or training. The Company's data and independent evaluations demonstrate that its tests are generally equivalent in performance to widely used FDA-licensed tests for HIV and H.pylori.

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

Stat-Simple H.pylori ("Stat-Simple") is the Company's rapid assay for H.pylori antibody detection. The device is based on the Company's patented whole blood sampling technology and licensed test components. The test uses a minute sample of whole blood from a "finger-stick" for analysis. Results are available at point-of-care without the need for sophisticated equipment. The Stat-Simple technology is identical to that of Hema-Strip HIV, as described below. Stat-Simple was cleared for diagnostic use in humans in the U.S. by the FDA. SEE "REGULATION - FOOD AND DRUG ADMINISTRATION" BELOW.

During the fiscal year 2000, the Company had decided to discontinue its manufacture of Stat-Simple (h. pylori) test due to patent related concerns. Until such time that the Company's counsel can assure the Company that there are no patent concerns, the Company will suspend production of this product.

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

Saliva-Strip HIV ("Saliva-Strip") collects, processes and analyzes saliva to detect HIV antibodies. The test is currently designed for single use, incorporates the Saliva-Sampler(R) or Omni-SAL(R) device, and is based on the Company's proprietary saliva collection technology. The Company believes Saliva-Strip's temperature stability is similar to that of Sero-Strip and Hema-Strip. During 1999 the Company had discontinued marketing Saliva-strip because the test has an accuracy which is slightly less than the Company's whole blood sampling tests. The Company believes that the performance characteristics of Saliva-Strip can be improved, and a market exists which will allow it to be used in situations where the collection of blood is not practical or feasible.

MEDICAL SPECIMEN COLLECTION DEVICES. The Company markets a saliva medical specimen collectors in the United Kingdom as Omni-SAL(R)(known as Saliva-Sampler(R)in the U.S.) SEE "--MARKETING, SALES AND DISTRIBUTION."

Omni-SAL(R) is a patented saliva collection device currently sold to several commercial companies for use with their laboratory assays for the detection of HIV infection, drugs-of-abuse and cigarette smoking. It has also been used in research to collect saliva samples for studies of other infectious diseases. The Company is marketing the device in the U.S. under the name Saliva-Sampler(R). The Company is evaluating whether to discontinue use of the name Saliva Sampler and to market the collection device worldwide as Omni-Sal(R).

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

PRODUCT DEVELOPMENT

The Company has conducted preliminary research that indicates its rapid whole-blood test format may be expanded to detect diseases other than HIV and H. pylori. As of January 2001, the Company has entered into a licensing agreement to allow Chembio Diagnostic Systems, Inc., to use its patented whole blood sampling technology on a royalty fee basis. At this time, the Company cannot reasonably predict if Chembio will be successful in implementing this technology with their products, and if they are, the amount of royalties, if any, that will be earned.

The Company expended approximately $503,004 and $208,373 in research and development costs, respectively, in fiscal years 2000 and 1999. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company will be required to devote considerable additional efforts and obtain substantial additional financing to further develop and finalize its products. Satisfactory completion of development, testing and evaluations, obtaining approvals of regulatory authorities and achieving sufficient production levels of such products will be required prior to their being available for commercial sale. The Company's products remain subject to all the risks inherent in the introduction of new diagnostic products, including unanticipated problems. The Company may not have sufficient funds to continue design and development, which could result in abandonment of or substantial change in the design or development of such products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

MARKETING, SALES AND DISTRIBUTION

On September 2000 the Company received a Warning Letter from the United States Food and Drug Administration (FDA) (SEE- DOMESTIC REGULATION) prohibiting the Company from selling or exporting solely its HIV diagnostic products until such time that the Warning Letter is cleared (rescinded). Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

The Company is currently marketing its medical specimen collection devices (Omni-SAL(R), and Saliva-Sampler(R) both in the U.S. and overseas.

The Company's HIV rapid tests are not yet approved for marketing in the U.S. Prior to marketing and distribution of its rapid tests in the U.S., the Company must obtain premarket approvals ("PMAs") from the FDA in order to complete a major clinical trial. Financing such a trial will require significant cash reserves or strategic alliances, which may not be obtained on favorable terms or at all.

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

The license agreement expires on the later of January 31, 2111 or the date on which any patents for the Omni-SAL(R) technology expire. Under the license, Orgenics pays royalties on sales of Orgenics' products incorporating the Company's Omni-SAL(R) technology. In the event the Company ceases production of Omni-SAL(R), Orgenics has the option to purchase injection molds and equipment from the Company to produce Omni-SAL(R) subject to payment of royalties to the Company on sales of Omni-SAL(R) products produced and sold by Orgenics. No royalties from Orgenics have been recorded during 1999 and 2000, and there is no assurance that there will be any future royalties from Orgenics.

In September 1998, the Company terminated a distribution agreement with Fremont Novo Sciences. LLC ("Fremont"). This agreement allowed Fremont to manufacture and distribute the Company's rapid tests in India, subject to oversight by the Company. The Company terminated this agreement for nonperformance by Fremont. In February 1999, Fremont filed a demand for arbitration with respect to termination of the agreement. In April 2000 a settlement was reached whereby Fremont was given exclusive marketing rights to various Middle Eastern Countries and Pakistan. SEE "ITEM 3 - LEGAL PROCEEDINGS."

In January 1999, the Company entered into an agreement with Cadila Healthcare, Ltd. ("Cadila") a subsidiary of Zydus Pathline, based in Ahmedabad, India.Pursuant to the agreement, Cadila has agreed to purchase certain minimum quantities of the Company's rapid tests at a fixed price in exchange for exclusive distribution rights in India, Nepal, Bangladesh and Sri Lanka. Due to certain regulating issues the Companies have halted the provisions called for under this agreement.

In October 1999, the Company entered into a contract with Whatman International Limited, and licensed its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a $50,000 payment for the value of tooling, rights, and equipment, as well as a $50,000 advance fee to be applied toward future royalty payments. This $50,000 royalty advance was structured as to allow only a maximum of $5,000 of the $50,000 to be offset against owed royalties in any one quarter. The royalty fees due to the Company are based upon the following schedule:

        10% of first 100,000 of total annual sales
        9% of second 100,000 of total annual sales
        8% of third 100,000 of total annual sales
        7% of fourth 100,000 of total annual sales
        6% of fifth 100,000 of total annual sales

Royalties earned under this agreement through December 2000 aggregated $45,201.

On May 12,2000, the Company assigned the royalties representing the first 6% of total annual Omni Swab sales to Resonance Limited for investment banking and other considerations. The balance of such royalties will continue to accrue to the Company.

In February 2000 the Company announced that it was seeking to license its patented capillary barrel system to other companies on a royalty basis. In January 2001, the Company signed its first royalty agreement with Chembio Diagnostic Systems, Inc. The Company has received enquiries from others, but there can be no assurances that the Company will sign any royalty agreements or enter into any arrangement that may generate any revenues for the Company.

In March 2000, the Company's whole blood and serum HIV 1/2 test, marketed in Canada as the Fast Check HIV 1/2 (whole blood) and Fast Check HIV 1/2 (serum), had been approved and licensed for sale in Canada. The licenses were issued to BioChem Immuno Systems. In Canada the device is approved for patient testing by health care professionals and is to be used only in sites where appropriate HIV counseling by a health care professional is available.

During the fiscal year 2000, the Company had decided to discontinue its manufacture of Stat-Simple (h. pylori) test due to patent related concerns. Until such time that the Company's counsel can assure the Company that there are no patent concerns, the Company will suspend production of this product.

The Company has submitted its Sero-Strip HIV rapid test to the World Health Organization of the United Nations ("WHO") for evaluation. Some smaller countries without regulatory agencies of their own rely on results of WHO evaluations as part of their approval of products for use and sale in their countries. In April 1997, WHO notified the Company that Sero-Strip was found to conform with its requirements. To date, no significant sales have been recorded related to WHO. WHO has also agreed to evaluate Hema-Strip during 2002.

The Company discontinued its sales for most of fiscal year 2000 due to the closure of its manufacturing plant. Therefore it is possible that it has lost its customer base. If the Company is unsuccessful in reestablishing its business relationships with any of its major customers, it could have a material adverse effect on the Company's business, financial condition and results of operations. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

MANUFACTURING AND SUPPLY

In February 2000 the Company closed its Vancouver, Washington manufacturing facility. In January 2001, the Company entered into an agreement with Chembio Diagnostic Systems, Inc. for its production needs of Hema-strip and Sero-strip. Although the Company believes it has successfully transferred its technology to Chembio, there can be no assurance that Chembio will be successful in incorporating this technology in its production facilities in a timely period. Also, there can be no assurances that Chembio will be able to meet the Company's requirements or manufacture the Company's products on acceptable terms.

The Company outsources its other product manufacturing and supply to third parties. The Company's saliva collection device is distributed to the overseas market under the trade name Omni-SAL(R). Omni-SAL(R) is packaged at Wesley Coe, Ltd. in the U.K. from components provided by the Company through its U.S.-based contractors. Saliva-Sampler(R), the U.S. version of Omni-SAL(R), is manufactured by outside sources in the U.S. There can be no assurance that these contractors will be able to meet the Company's requirements or will continue to manufacture the Company's products on acceptable terms.

The Company owns injection molding tools for production of parts related to Omni-SAL(R) and Saliva-Sampler(R) and its rapid test products. These tools are located at the facilities of injection molders in New Jersey and Singapore. The Company has entered into negotiations with a New Jersey medical products injection molder and assembler, for injection molding the plastics for its barrel collection device and Omni-SAL(R) and Saliva-Sampler(R). The Company expects to reduce costs of production by centralizing the injection molding of its products to a single location. There can be no assurance that reduced costs will result from the current or any future arrangements with this contractor, or that they will meet the Company's requirements.

Manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by Chembio, and its injection molder that they are in compliance with GMP and other FDA regulations. There can be no assurance that these companies will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP or that the Company will secure agreements with such manufacturers on acceptable terms.

Although the Company believes that it will not encounter difficulties in obtaining components necessary for manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of components, and the possible inability to secure alternative sources of components, could have a material adverse effect on the Company's ability to manufacture and sell its products. In addition, development and regulatory approval of the Company's products in the U.S. are dependent upon the Company's ability to procure certain components and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify their proposed suppliers of certain components in their PMAs, if any such component were no longer available from the specified supplier, FDA approval of a new supplier would be required, resulting in potential manufacturing delays.

REGULATION

DOMESTIC REGULATION

FOOD AND DRUG ADMINISTRATION. In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

In January 2000, the Company's then manufacturing facility in Vancouver, WA was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. On September 2000 the Company received a Warning Letter from the United States Food and Drug Administration prohibiting the Company from selling or exporting solely its HIV diagnostic products until such time that the Warning Letter is cleared (rescinded). Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

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

Two of the Company's non HIV products, Saliva-Sampler(R) and Stat-Simple, have received FDA clearance through the 510(k) process for domestic distribution for IN VITRO diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices.

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

In 1998, representatives from the Company met with members of the Centers for Biologics Evaluation and Research of the FDA and agreed upon the content of the IDE for the Company's HIV rapid tests, including the numbers of subjects and clinical sites necessary for approval. The Company is currently discussing performance of human clinical trials for its HIV rapid tests with several investigators and has begun to prepare for filing the IDE application. The Company has generated substantial supporting clinical data through investigations by others including Walter Reed Army Hospital, the Center For Disease Control and other studies done overseas and intends to complete and submit an IDE application to the FDA during 2002. The Company is seeking the substantial additional financing it will need to perform the clinical trials required to support the IDE application. There can be no assurance that the Company will obtain this financing on favorable terms or at all, or that the Company will submit the IDE application to the FDA in 2002 or at all.

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

The following lists the Company's products, and where the products may be sold:

1. Hema-Strip. This product may be sold for IN VITRO diagnostic use in humans in the following areas: United Kingdom, Russia, Brazil, India, Canada, Vietnam, Peru, Poland, Kenya, Ghana, Sierra Leone, Romania, Mexico, Chile, South Africa, Malaysia, Columbia, Dominican Republic, Czech Republic and other areas which rely upon approval of those countries.

2. Sero-Strip. This product may be sold for IN VITRO diagnostic use in humans in United Kingdom, Russia, Brazil, India, Canada, South Africa, Columbia, Dominican Republic, Ivory Coast, Sierra Leone, Ghana, Kenya, Rumania, Malaysia.

3. Omni-SAL(R) and Saliva-Sampler(R). These products are not regulated in most markets and may be sold for the purpose of obtaining a saliva specimen. Omni-SAL(R) may currently be sold in most overseas markets, and saliva-Sampler(R) may currently be sold in the U.S. For specific use, e.g. drugs of abuse testing or HIV testing, specific approvals will be necessary.

4. Stat-Simple. This product may be sold for IN VITRO diagnostic use in humans in the U.S., the United Kingdom, Western Europe, Mexico, and other markets where the sale of this device is not regulated.

The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same risks as obtaining FDA approval. There can be no assurance that any of the Company's products not yet approved will receive regulatory approval in any country, or that the Company will seek regulatory approval for any of its products in any country.

COMPETITION

The saliva and blood-based collection and diagnostic testing market is highly competitive. Other entities, including OraSure, Inc., SmithKline Beecham Corp., Abbot Laboratories, Quidel, Inc., Trinity Biotech, plc, and other specialized biotechnology firms, as well as universities and other research institutions, have developed or are developing technologies and products which are competitive with the Company's products. Many of these competitors are established and have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its products will increase as the perceived benefits of rapid point-of-care testing become more widely recognized. This may result in lower prices for the Company's point-of-care products and reduced revenues. In the biotechnology industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company will be able to compete successfully with its competitors, keep pace with technological changes or avoid product obsolescence.

INTELLECTUAL PROPERTY

To date, eleven patents covering the Company's specimen collection devices have been awarded, five in the U.S. and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protections in the U.S. and other countries for certain aspects of its collection devices and rapid test technology. The Company has been issued a patent by the U.S. Patent and Trademark Office for its whole blood sampling technology. No assurance can be given that the Company will file any patent applications in the U.S. or abroad, that patents will be issued to the Company pursuant to its patent applications, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection.

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments are due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, tuberculosis and hepatitis A. In 1998, the Company paid royalties of approximately $26,000 to Unilever PLC. Management believes that after review of its technology, and considering recent court decisions, the Company is not infringing on Unilever patents and no liability for 1999 and 2000 has been accrued.

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

The Company believes that patent and trade secret protection are important to its business. However, the issuance of a patent and the existence of trade secret protection do not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent the manufacture or sale of the patented products in other countries. The issuance of a patent to the Company is not conclusive as to validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged by litigation after its issuance, and if the outcome of such litigation is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Additionally, trade secret protection does not prevent independent discovery and exploitation of a secret product or technique by other parties.

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

The Company is aware of certain filed patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it. SEE NOTE 17 TO THE FINANCIAL STATEMENTS

EMPLOYEES

In February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, WA manufacturing and sales facility and relocated its offices to New York. As of January 2002, the Company has one full time employee and various consultants.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 3661 Horseblock Rd., Suite E, Medford, New York. The premises presently are rented on a month to month basis.

In connection with the closing of the plant in Vancouver, WA, the Company was responsible for environmental cleanup. The Company contacted the local county environmental health authority and had complied with their instructions. The Company believes that all environmental hazards have been disposed of and that there is no existing environmental contamination.

ITEM 3. LEGAL PROCEEDINGS

Settlement of Hardy Litigation

Hardy V. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut in August 1994 by Luc Hardy, a former director and officer of the Company. The complaint alleged several causes of action against the Company and individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with contract by the individual defendants, slander and deceptive trade practices, all arising from his employment termination by the Company. A judgment was entered against the Company on March 23, 1999 for approximately $1,675,000. Pursuant to a settlement agreement dated March 25, 1999, and revised September 14, 2000, the Company issued approximately 1,500,000 shares of its common stock and was to pay approximately $290,000 in cash over a two-year period. The Company had recorded the maximum guaranteed value under the settlement agreement in the 1998 financial statements. As a part of this settlement, Mr. Hardy has agreed to enter into a two-year consulting agreement pursuant to which Mr. Hardy will provide consulting services to the Company. The settlement agreement provides that Mr. Hardy will file a satisfaction and release of the judgment upon the Company issuing the 1,500,000 shares of common stock, said shares were issued April 7, 1999. The Company has also agreed to include these shares in its next application for registration of shares if any filed with the SEC. As of December 31, 2000, the $290,000 due has been paid.

Settlement of Lealos Litigation

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000 paid and payable as follows: $72,095 was paid on January 15, 2000, $11,048 was paid on February 15, 2000; $6,000 is payable on the 15th of each month for thirteen additional months beginning March 15, 2000, plus $5,048 payable on the 15th of each month for nineteen additional months beginning March 15, 2000.

Settlement of Fremont Litigation

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

On June 6, 2000, the Company entered into a settlement agreement whereby the aforementioned sub-licensing agreement was terminated in exchange for $30,000 in cash as well as 30,000 shares of unregistered Company common stock. Fremont does however have piggyback registration rights with regard to the issued stock. The agreement also calls for the issuances of stock purchase warrant to purchase at $0.25 per share an additional 50,000 shares of unregistered Company common stock. The purchase warrant becomes effective one year from the settlement date and expires sixty months from the settlement date.

As an additional part of the settlement, the Company granted Fremont a five-year exclusive sub-licensing agreement to sell any and all products currently or hereinafter developed, manufactured or sold by the Company and/or its affiliates. This royalty free agreement gives Fremont these exclusive rights in Saudi Arabia, UAE, Bahran, Oman, Jordan, Pakistan, Iraq, Iran and Egypt.

Settlement of McLachlan Claims

On September 30, 1999, Kenneth J. McLachlan was terminated as the Company's Chief Executive Officer, President, and Chairman of the Board, effective immediately. In connection with this termination, the Company notified International Business Consulting Company (IBCO), an affiliate of Mr. McLachlan, that it is terminating its consulting agreement, effective immediately. The Company and Mr.McLachlan and IBCO settled the claim whereby Mr. McLachlan and IBCO agreed to forgive all their outstanding loans and claims against the Company in exchange for one million shares of common stock and one million options to purchase common stock at an exercise price of $0.25.

Settlement of Barnes Claims

On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

Settlement of Barchha Claims

In September 2001, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase 100,000 shares of the Companies common stock.

Other Legal Matters

At the time of the Company's closing its Vancouver, Washington plant in February 2000, Mr. Stefan Paskall, the executive vice president, resigned. In that regard, he and an affiliated entity have made certain claims against the Company and may file for an arbitration hearing. The Company presently is reviewing this matter and there can be no assurance as to the outcome of this matter.

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip. The petition alleges that the Company's trademark HemaStrip, is likely to be confused with Bayer's trademark, HEMASTICK. In December 2000, the Company received notice that the petition was cancelled. There can be no assurances that this case will not be reopened or that the Company will be successful in retaining its trademark.

During 2000, SDS filed a lawsuit in the Supreme Court of the State of New York, County of New York, against one of its directors, Paul Bernstein, asserting among other things, breach of fiduciary duty, interference with contractual and business relations, and defamation. In March 2001, the action was settled with Mr. Bernstein reimbursing the Company $25,000 for its legal expenses and resigning as a member of the Board of Directors.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meeting of shareholders has been held since December 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On August 3, 1998, the Company effected a one-for-ten reverse split of shares of its outstanding common stock. Unless otherwise stated, all share amounts and values in this annual report reflect the reverse stock split.

Until the close of market on March 10, 1998, the Company's common stock was quoted on The Nasdaq SmallCap Market, and subsequent to that date the Company's common stock was quoted on the OTC Bulletin Board. In May 2000 the Company was delisted from the OTC Bulletin Board and now trades on the OTC "Pink Sheets". The Company's stock trades under the symbol "SALV."

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board for each quarter in 2000 and 1999. The OTC Bulletin Board quotations represent prices between dealers, do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                                      HIGH        LOW
                                                      ----        ---
                 2000
                 First Quarter                       $1.94       $0.24
                 Second Quarter                       1.25        0.15
                 Third Quarter                        0.52        0.14
                 Fourth Quarter                       0.36        0.11

                                                      HIGH        LOW
                                                      ----        ---
                 1999
                 First Quarter                       $0.81       $0.43
                 Second Quarter                       0.60        0.17
                 Third Quarter                        0.33        0.15
                 Fourth Quarter                       0.32        0.20

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. There were approximately 345 shareholders of record and 8,700 beneficial owners of the Company's common stock at April 15, 2001. There were no cash dividends declared or paid in fiscal years 2000 or 1999. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2000 and 1999 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. Certain transactions of 1998 have also been included to provide historical information:

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

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement and Registration Rights Agreement, there was also due to Biscount at December 31, 1999 the amount of $316,180 together with accrued interest thereon of $30,249. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount an additional 3,207,679 shares.

In March 1999, the Company issued to Luc Hardy 1,500,000 shares of its common stock pursuant to a settlement agreement between Mr. Hardy and the Company. The Company received no cash proceeds.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. On July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected as of July 2000 to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares. The new balance from additional advances of this loan at December 31, 2000 was $503,000 and as of June 30, 2001 is $856,150.

In October 1999, the Company committed to issue 1,000 shares of the Company common stock to each of ten former employees. These shares will bear a restrictive legend. The shares were ultimately issued in August of 2000. The Company has recorded additional compensation expense and a related accrual of $1,540 on the 1999 financial statements.

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement for the Series B Preferred Stock, and Registration Rights Agreement, there was also due to Biscount at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount of 3,207,679 shares.

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

In October 1999, the Company entered into a contract with Whatman International Limited, and licensed its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a payment for the value of tooling, rights, and equipment, as well as an advance fee to be applied toward future royalty payments.

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

In January 2000, the Company's then manufacturing facility in Vancouver, WA., was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. This resulted in the Company receiving a Warning Letter and suspension of its export certificate. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,002,417 at December 31, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 65% to $325,640 in 2000 from $938,919 in 1999 due to the closure of the Company's facility in Vancouver, WA; the necessity to transfer technology to an outside contractor; and the FDA warning letter received-SEE DOMESTIC REGULATIONS. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $101,988 (35.7% of product sales) in 2000 from $779,598 (83.5% of product sales) in 1999. The decrease was attributable to decreased sales activity as well as a different sales mix. RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 141.4% to $503,004 in 2000 from $208,373 in 1999. The increase was due to the February 2000 closure of the Company's Vancouver, WA manufacturing facility and the costs of transfer of technology to the contract manufacturer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 71.1% to $408,994 in 2000 from $1,416,314 in 1999, primarily as a result of the closure of facilities in Vancouver, WA, reductions in the number of administrative personnel and consultants, and less sales activity.

INTEREST EXPENSE AND LOAN FEES. Interest expense increased to $362,620 in 2000 from $244,549 in 1999 due to interest charges on bank debt and Convertible Debenture financings.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2020. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. SEE NOTE 13 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

In April 1999, the Company sold an additional 212 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $200,000 (net of issuance costs of $12,000) and in June, 1999, the Company sold 288 shares of the 1998-B Preferred Stock to the investor for an aggregate purchase price of $270,000 (net of issuance costs of $18,000).

On October 14, 1999, Biscount converted all of the outstanding 1,645 shares of the Series 1998-B Convertible Preferred Stock into 9,495,822 shares of the Company's common stock.

The 1998-B Preferred Stock was convertible into common stock of the Company at a beneficial conversion ratio and, as a result, a discount of $286,250 in the aggregate, was recorded at the date of issuance of the 1,000 shares of the 1998-B Preferred Stock in 1998. The $286,250 discount was accreted to deemed preferred dividends over the conversion period, which ended March 11, 1999.

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

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. The balance at December 31, 1999 was $75,000, in addition to $191,296, due to Sterling National Bank pursuant to a pledge of certain assets of Helenka Bodner. At July 31st, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

Cash used in operating activities in 2000 was $(962,250). This was primarily a result of a net loss of $(973,447), decreases in accounts payable, accrued expenses and an increase in accounts receivable.

Accrued expenses totaled $470,183 at December 31, 2000 compared to $1,053,687 at December 31, 1999. The reduction is primarily attributable to payment of litigation settlements.

Cash used from investing activities in 2000 was $(132,057), which substantially represented purchases of new equipment.

Cash provided by financing activities in 2000 was $1,093,486. This was primarily a result of net proceeds of $1,283,583 from corporate borrowings from shareholders, less the pay down of the Company's credit line with its bank.

The Company issued its common stock at times to settle debts and claims against the Company. In the year 1999 no such stock was issued. During fiscal year 2000, the Company issued 1,090,000 shares to former employees and to settle claims against the Company.

The Company's capital requirements have been and will continue to be significant. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its efforts to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Lazar, Levine & Felix, LLP are included in this report as follows:

F-1     Report of Lazar, Levine & Felix, LLP  -December 31, 2000 and 1999

F-2     Consolidated Balance Sheets as of December 31, 2000 and 1999

F-3     Consolidated Statements of Operations -
         For the Years Ended December 31, 2000 and 1999

F-4     Consolidated Statement of Stockholders' Equity -
         For the Years Ended December 31, 2000 and 1999

F-5     Consolidated Statements of Cash Flows -
         For the Years Ended December 31, 2000 and 1999

F-6     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K, Item 4, filed with the Securities and Exchange Commission on October 14, 1999, Saliva Diagnostic Systems, Inc. (the "Company") dismissed its independent accountants, Arthur Andersen, LLP. Such dismissal was recommended and approved by the Company's Board of Directors.

The audit reports of Arthur Andersen, LLP on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except: they were modified as to uncertainty of the Company to continue as a going concern. During fiscal years 1998 and 1997 and the subsequent interim period through September 30, 1999, there were no disagreements with Arthur Andersen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not satisfied to Arthur Andersen, LLP 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during fiscal years 1998 and 1997 and the subsequent interim period through September 30, 1999.

Also on September 30, 1999, the Company engaged Lazar, Levine & Felix, LLP to be its independent auditors. The Company did not consult with Lazar, Levine & Felix, LLP at any time prior to its engagement regarding the application of accounting principles to a completed or contemplated specified transaction or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Prior to engaging Lazar, Levine & Felix, LLP, the Company did not receive any written or oral advice from Lazar, Levine & Felix, LLP on accounting, auditing, or financial reporting issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                            DIRECTORS OF THE COMPANY
--------------------------------------------------------------------------------
NAME OF DIRECTOR    AGE    POSITION WITH THE COMPANY
-----------------  ----    -----------------------------------------------------
Leo Ehrlich         43     President, Chief Executive Officer, Secretary, and
                           Director
Joseph Levi         42     Director
Paul P. Bernstein   66     Director

The following are brief summaries of the business experience of the directors of the Company during 2000, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

Leo Ehrlich was appointed to the Board of Directors in September 1999. On October 8,1999, Mr. Ehrlich was appointed Chairman of the Board, President, and Chief Executive Officer. Prior to joining the Company, he was president of Immmu Inc., a privately held vitamin company from January 1998 to September 1999. He is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Joseph Levi was appointed to the Board of Directors in September 1999. Mr. Levi began his career as a systems engineer for ITT Avionics where he participated in the design of military communications systems. Subsequently, Mr. Levi was a software engineer at SIAC where he developed trading systems for the NYSE floor. Mr. Levi then held senior sales and marketing positions for various computer consulting firms. In 1991, Mr. Levi founded CompuNet Solutions which focused on selling computer equipment and consulting services to Fortune 2000 customers. Since 1995, Mr. Levi has practiced law at various top-tier New York law firms counseling technology clients on protecting, leveraging and enforcing their intellectual property rights. Mr. Levi is also the founder of Alleytech Ventures, LLC, an investment fund focusing on Internet technology investments. Mr. Levi has a BS in Electrical Engineering, summa cum laude, and an MS in Systems Engineering, both from Polytechnic University, and a JD from Brooklyn Law School, magna cum laude. Mr. Levi is registered to practice before the U.S. Patent and Trademark Office.

PAUL P. BERNSTEIN was appointed to the Board of Directors in July 1998 and elected to the Board of Directors at the Company's annual meeting of shareholders in December 1998. Mr. Bernstein has been a co-founder and shareholder of Sanford C. Bernstein & Co., Inc., an investment banking and research firm, since 1967. Mr. Bernstein resigned from the Board in March 2001.

                       EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
NAME            AGE     CURRENT POSITION(S) WITH COMPANY
------------   -----    --------------------------------------------------------
Leo Ehrlich     43      President, Chief Executive Officer, Secretary

For information on the business background of Mr. Ehrlich, see "DIRECTORS OF THE COMPANY" above.

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

The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 1999 to March 31, 2001.

The following Reporting Persons filed Form 3:
Biscount Overseas Limited
Luc Hardy

The following reporting persons filed Form 4:
Biscount Overseas Limited

No Form 5 has been filed by any Reporting Person during the relevant period.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2000 and 1999 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer.

                                           SUMMARY COMPENSATION TABLE
                                             ANNUAL COMPENSATION (1)                         LONG TERM
                                                                                           COMPENSATION
                                                                              Awards Securities
                                         Fiscal              Other Annual    Underlying Options
Compensation                              Year     Salary    Compensation            (#)             All Other
-------------------------------------    ------   -------    ------------    ------------------      ---------
Leo Ehrlich                               2000    $75,000
   President, Chief Executive Officer
   and Chief Financial Officer            1999    $18,750

(1)   Amounts shown include compensation earned in each respective fiscal year.

      No bonuses were paid in any of the fiscal years reported.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of March 31, 2001 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

                                                               COMMON SHARES
                                             ------------------------------------------------
                                                NUMBER OF SHARES        % SHARES BENEFICIALLY
         NAME AND ADDRESS                    BENEFICIALLY OWNED (1)              OWNED
-------------------------------------        ----------------------     ---------------------
Leo Ehrlich                                               0
c/o Saliva Diagnostic Systems, Inc.
3661 Horseblock Rd.
Medford, NY 11763
Joe Levi                                                  0
c/o Saliva Diagnostic Systems, Inc.
3661 Horseblock Rd.
Medford, NY 11763
Kenneth J. McLachlan                              2,170,000 (2)                   7.54%
607 Collingwood House
Dolphin Square
London SW1 3NF England
Biscount Overseas Limited                        11,078,985                      38.52%
c/o David Freund
Torah Mizion 14
Jerusalem, Israel
Luc Hardy                                         1,500,000                       5.21%
303 Cognewaugh Road
Greenwich - Cos Cob, CT 06807
Resonance Limited                                 8,162,475                      28.38
c/o Peregrine Corporate Services
Burleigh Manor, Peel Road
Douglas Isle, Isle of Man

All Executive Officers, Directors and                     0                          0
Director nominees as a group, (seven
persons)

*     Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from March 31, 2000 are considered outstanding for the purpose of calculating the percentage of common stock owned by such person but not for the purpose of calculating the percentage of common stock owned by any other person.

(2) Includes 20,000 shares registered in the name of Bank of Bermuda Trust Company, trustee for the Morar Trust, an irrevocable trust established for the benefit of Mr. McLachlan's children. Also includes 50,000 shares registered in the name of Reads Trust Company Limited, trustee of an irrevocable trust established for the benefit of Mr. McLachlan's children. Mr. McLachlan has no power to vote or dispose of these shares pursuant to the terms of the trusts. Includes options to purchase 100,000 shares of common stock which were granted to International Business Consultants, a Jersey company, of which Mr. McLachlan is a principal, in connection with consideration paid by the Company to International Business Consultants for Mr. McLachlan's services to the Company. Also includes options to purchase 1,000,000 shares of common stock, as settlement for termination. SEE ITEM 3 "LEGAL PROCEEDINGS"

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1997, the Company entered into a Management Consulting Agreement (the "Agreement") with International Business Consultants ("IBCO"), under which IBCO agreed to provide the services of Kenneth J. McLachlan as the Company's

President and Chief Executive Officer from December 5, 1997 until December 31, 1998, with an automatic one year extension on January 1, 1999 and each year thereafter unless written notice is given by either the Company or IBCO 90 days prior thereto. The agreement was terminated during 1999 and the Company has settled all outstanding claims by IBCO and McLachlan. SEE "--ITEM 10 - EXECUTIVE COMPENSATION." and SEE ITEM 3 "LEGAL PROCEEDINGS."

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement and Registration Rights Agreement, there was also due to Biscount at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249.33. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount of 3,207,679 shares.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2000, up to the sum of $1,000,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. The balance at December 31, 1999 was $75,000, in addition to $191,296.04, due to Sterling National Bank pursuant to a pledge of certain assets of Helenka Bodner. At July 31st, 2000, the sum advanced under said loan was $855,583.66 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

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

4.26              Loan agreement with Helenka Bodner, dated December 6, 1999 *

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

10.13 Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

10.14 Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

11.5              Earnings Per Share*

21                List of Subsidiaries, incorporated by reference to Exhibit
                  21.1 of the Form S-1

24 Powers of Attorney (included on the signature pages to this Annual Report)

*     Filed herewith.
#     Denotes officer/director compensation plan or arrangement.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed by the Company subsequent to its Form 8-K filing of March 10, 2000 as reported in the Company's 10Q in the period ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2002

                                        SALIVA DIAGNOSTIC SYSTEMS, INC.


                                        By: /s/ Leo Ehrlich
                                        ----------------------------------------
                                        Leo Ehrlich
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                        TITLE                             DATE


/s/ Leo Ehrlich     President, Chief Executive Officer,
------------------  Chief Financial Officer and Director       February 13, 2002
Leo Ehrlich           (principal accounting officer)


/s/ Joseph Levi                   Director                     February 13, 2002
------------------
Joseph Levi

                    Report of Independent Public Accountants

To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.

We have audited the accompanying consolidated balance sheets of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           Lazar, Levine & Felix, LLP

New York, NY
August 2, 2001
Except for Note 15 (I)
the date of which is
September 4, 2001

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  ------------------------------
                                                                                       2000               1999
                                                                                  ------------      ------------
                           ASSETS (Notes 7 and 9)
Current assets:
           Cash and cash equivalents                                              $         --      $        821
           Accounts receivable, less allowance for doubtful accounts of
                $35,000 (2000) and $35,000 (1999)                                       76,580            89,820
           Royalty receivable                                                           41,771                --
           Due from Chembio                                                             51,557                --
           Inventories (Note 3)                                                             --           138,334
           Prepaid expenses                                                                 --             5,923
                                                                                  ------------      ------------
                Total current assets                                                   169,908           234,898
                                                                                  ------------      ------------

Property and equipment, less accumulated depreciation of $395,749 (2000)
      and $381,275 (1999) (Note 4)                                                     140,974            29,844
                                                                                  ------------      ------------

Restricted cash                                                                             --            20,127
Patents and trademarks, less accumulated amortization of $76,621 (2000)
      and $67,113 (1999)                                                                85,020            94,528
Deposits                                                                                 1,300                --
                                                                                  ------------      ------------
                                                                                        86,320           114,655
                                                                                  ------------      ------------

                                                                                  $    397,202      $    379,397
                                                                                  ============      ============
                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
           Bank overdraft                                                         $     10,728      $         --
           Line of credit (Note 7)                                                          --           191,296
           Note payable (Note 9)                                                       683,202           610,900
           Note payable - shareholder (Note 8)                                         502,999            75,000
           Accounts payable                                                            504,861           955,748
           Accrued expenses (Note 5)                                                   470,183         1,053,687
           Customer deposits                                                             9,300            34,620
           Unearned royalties - short-term (Note 6)                                     20,000            20,000
                                                                                  ------------      ------------
                Total current liabilities                                            2,201,273         2,941,251
Unearned royalties - long-term (Note 6)                                                     --            25,000
                                                                                  ------------      ------------

Total liabilities                                                                    2,201,273         2,966,251
                                                                                  ------------      ------------

Commitments and Contingencies (Notes 11,14,15,16 and 17)

Shareholders' deficit:
           Series 1998-B Convertible Preferred Stock:
                1,645 shares authorized, none issued and outstanding                        --                --
           Common stock, $.01 par value, 50,000,000 shares authorized, issued and outstanding: 28,757,864 (2000) and 16,227,710 (1999)
                (Notes 10 and 12)                                                      287,579           162,277
           Additional paid-in capital                                               35,910,767        34,279,839
           Accumulated deficit                                                     (38,002,417)      (37,028,970)
                                                                                  ------------      ------------
Total shareholders' deficit                                                         (1,804,071)       (2,586,854)
                                                                                  ------------      ------------
                                                                                  $    397,202      $    379,397
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended December 31,
                                                            -----------------------------
                                                                2000             1999
                                                            ------------      -----------
Revenues:
      Product sales                                         $    285,439      $   933,919
      Royalty income (Note 6)                                     40,201            5,000
                                                            ------------      -----------
           Total revenues                                        325,640          938,919
                                                            ------------      -----------
Costs and expenses:
      Cost of products sold                                      101,988          779,598
      Research and development expense                           503,004          208,373
      Selling, general and administrative expense                408,994        1,416,314
                                                            ------------      -----------
           Total costs and expenses                            1,013,986        2,404,285
                                                            ------------      -----------

(Loss) from operations                                          (688,346)      (1,465,366)

Interest income                                                        9            1,027

Interest (expense)                                              (362,620)        (244,549)
Other income (expense)                                            77,510          (14,948)
                                                            ------------      -----------

Net (loss) (Note 13)                                            (973,447)      (1,723,836)

Dividends including deemed dividends on preferred stock               --          796,354
                                                            ------------      -----------

Net (loss) available to common stockholders                 $   (973,447)     $(2,520,190)
                                                            ============      ===========

Basic and diluted (loss) per share                          $      (0.05)     $     (0.30)
                                                            ============      ===========

Shares used in basic and diluted per share calculations       21,069,266        8,515,105
                                                            ============      ===========

   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                  Series 1998-B Preferred
                                                            Common Stock                  Stock                 Additional
                                                      -----------------------    ------------------------         Paid-in
                                                        Shares        Amount      Shares        Amount            Capital
                                                      ----------     --------    -------      -----------      ------------
Balances, January 1, 1999                              5,231,888     $ 52,319      1,145      $ 1,085,000      $ 32,069,415
Issuance of shares related to
   previously recorded settlement                      1,500,000       15,000         --               --           (15,000)
Proceeds from issuance of
   additional series 1998-B preferred
   stock (net of $30,000 of issuance cost)                    --           --        500          470,000                --
Accretion of deemed preferred dividends including
   the execution of beneficial
   conversion feature relating
   to issuance of shares of preferred
   1998-Series B stock                                        --           --         --               --           796,354
Elimination of note receivable as part
   of a settlement agreement with a former
   officer                                                    --           --         --               --           (83,825)
Conversion of all outstanding 1998
   Series-B preferred shares into
   common stock including 295,599
   shares issued for accrued interest                  9,495,822       94,958     (1,645)      (1,555,000)        1,512,895
Net (Loss)                                                    --           --         --               --                --
                                                      ----------     --------     ------      -----------      ------------
Balances, December 31, 1999                           16,227,710      162,277         --               --        34,279,839
Options issued as a part of legal
   settlement to non-employee                                 --           --         --               --            50,000
Issuance of common stock in
   connection with legal settlements                   1,080,000       10,800         --               --           449,113
Issuance of common stock to former
   employees                                              10,000          100         --               --             1,440
Conversion of notes payable including
   280,083 shares issued for accrued
   interest                                            3,207,679       32,077         --               --           314,353
Conversion of notes payable to an
   affiliate including 240,370 shares
   issued for accrued interest                         8,162,475       81,625         --               --           799,922
Issuance of 70,000 shares to
   consultant for services                                70,000          700         --               --            16,100
Net (Loss)                                                    --           --         --               --                --
                                                      ----------     --------     ------      -----------      ------------
Balances, December 31, 2000                           28,757,864     $287,579         --      $        --      $ 35,910,767
                                                      ==========     ========     ======      ===========      ============



                                                         Note         Accumulated
                                                      Receivable        Deficit           Total
                                                      ----------     ------------      -----------
Balances, January 1, 1999                              $(83,825)     $(34,508,780)     $(1,385,871)
Issuance of shares related to
   previously recorded settlement                            --                --          470,000
Proceeds from issuance of
   additional series 1998-B preferred
   stock (net of $30,000 of issuance cost)                   --          (796,354)              --
Accretion of deemed preferred dividends including
   the execution of beneficial
   conversion feature relating
   to issuance of shares of preferred
   1998-Series B stock                                       --                --               --
Elimination of note receivable as part
   of a settlement agreement with a former
   officer                                               83,825                --               --
Conversion of all outstanding 1998
   Series-B preferred shares into
   common stock including 295,599
   shares issued for accrued interest                        --                --           52,853
Net (Loss)                                                   --        (1,723,836)      (1,723,836)
                                                       --------      ------------      -----------
Balances, December 31, 1999                                  --       (37,028,970)      (2,586,854)
Options issued as a part of legal
   settlement to non-employee                                --                --           50,000
Issuance of common stock in
   connection with legal settlements                         --                --          459,913
Issuance of common stock to former
   employees                                                 --                --            1,540
Conversion of notes payable including
   280,083 shares issued for accrued
   interest                                                  --                --          346,430
Conversion of notes payable to an
   affiliate including 240,370 shares
   issued for accrued interest                               --                --          881,547
Issuance of 70,000 shares to
   consultant for services                                   --                --           16,800
Net (Loss)                                                   --          (973,447)        (973,447)
                                                       --------      ------------      -----------
Balances, December 31, 2000                            $     --      $(38,002,417)     $(1,804,071)
                                                       ========      ============      ===========

   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                        $  (973,447)     $(1,723,836)
Adjustments to reconcile net (loss) to net cash used in operating activities:
      Depreciation and amortization                                                    30,056          116,447
      Option issuance for litigation settlement                                        50,000               --
      Stock issuance for consulting services                                           16,800               --
      Loss on sale of property and equipment                                               --           72,167
      Interest expense related to conversion of preferred stock                            --           52,853
Changes in current assets and liabilities:
      Accounts receivable                                                             (80,088)           5,422
      Inventories                                                                     138,334           67,458
      Restricted cash                                                                  20,127               --
      Prepaid expenses and deposits                                                     4,623           73,649
      Accounts payable and accrued expenses                                          (143,655)         433,322
      Unearned royalties                                                              (25,000)          45,000
                                                                                  -----------      -----------
           Net cash (used) in operating activities                                   (962,250)        (857,518)
                                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment                                         (106,737)          (4,724)
      Deposits                                                                        (25,320)          34,620
                                                                                  -----------      -----------
           Net cash (used in) provided by investing activities                       (132,057)          29,896
                                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from shareholder loans                                               1,283,583           75,000
      Proceeds from sale of preferred stock, net of issuance costs                         --          470,000
      Bank overdraft                                                                   10,728               --
      Net (repayments) proceeds from line of credit                                  (191,296)         191,296
      Repayment of long term debt and capital lease obligations                        (9,529)         (59,387)
                                                                                  -----------      -----------
           Net cash provided by financing activities                                1,093,486          676,909
                                                                                  -----------      -----------
Net decrease in cash and cash equivalents                                                (821)        (150,703)
Cash and cash equivalents, beginning of period                                            821          151,524
                                                                                  -----------      -----------
Cash and cash equivalents, end of period                                          $        --      $       821
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                            $     9,504      $        --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of accounts payable to note payable                                    $        --      $   610,900
Conversion of notes payable and accrued interest into common stock                $ 1,227,977      $        --
Dividends and deemed dividends on Preferred Stock                                 $        --      $   796,354

   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS:

      Saliva Diagnostic Systems, Inc., a Delaware corporation (the Company), is primarily engaged in the development, manufacturing and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical specimen collection devices. The Company is currently marketing its medical specimen collection devices both in the U.S. and overseas.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SDS International, Ltd. All significant intercompany accounts and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consists of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less.

      INVENTORIES

      Inventories are stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.

      PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets.

      Leasehold improvements are amortized over the lives of the related lease. Useful lives are generally as follows:

      Office furniture and equipment    five to seven years
      Machinery and equipment           seven years
      Exhibits                          seven years
      Vehicles                          five years

      PATENTS AND TRADEMARKS

      The costs of patents and trademarks are being amortized on the straight-line method over 17 years. To date, eleven patents covering the Company's specimen collection devices have been awarded, five in the U.S. and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protections in the U.S. and other countries for certain aspects of its collection devices and rapid test technology. The Company has also been issued a patent by the U.S. Patent and Trademark Office for its whole blood sampling technology. No assurance can be given that the Company will file any patent applications in the U.S. or abroad, that patents will be issued to the Company pursuant to its patent applications, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection.

      REVENUE RECOGNITION

      Revenue is recognized when products are shipped to customers.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      PRODUCT LIABILITY

      The Company has not established any allowance for product liability at present because of the limited distribution and product sale history, which reflect no instance of problems with product liability.

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

      A net loss was reported in the both 2000 and 1999, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

      COMPREHENSIVE INCOME (LOSS)

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the first quarter of 1998. This statement establishes standards for reporting and displaying other comprehensive income and its components in a full set of general-purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive loss did not differ from currently reported net loss in the periods presented.

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      CONCENTRATION OF CREDIT RISK

      Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer its technology to an outside contractor, and the FDA warning letter received (see Note 15); the Company may not be able to re-establish its relations with its customers. The Company will need to solicit primarily foreign customers for its products, which may subject the Company to higher than ordinary credit risks.

      USE OF ESTIMATES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes". Subsequently, SAB Nos. 101A and 101B were issued to delay the implementation of SAB No. 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of the provisions of SAB 101 in 2000 had no effect on the Company's financial statements.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board ("APB") Opinion No. 25, "Stock Issued to Employees". Interpretation No. 44 clarifies the application of APB No. 25 for the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted this pronouncement during the current fiscal year and for the fiscal year periods subsequent hereto.

      In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption will not have a material effect on the Company's operating results or financial condition.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

2.    SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

      SIGNIFICANT OPERATING LOSSES - ACCUMULATED DEFICIT

      Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,002,417 at December 31, 2000. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company is also in default of certain notes payable. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 1999 and 2000 (See Note 10), substantial additional financing will be required in 2001

      The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with much certainty. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    INVENTORIES

      Inventories consisted of the following:

                                                      December 31,
                                               --------------------------
                                               2000                1999
                                               ----              --------
      Raw materials                            $ --              $ 81,094
      Work in process                            --                31,586
      Finished goods                             --                25,654
                                               ----              --------
                                               $ --              $138,334
                                               ====              ========

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                       December 31,
                                                ------------------------
                                                   2000           1999
                                                ---------      ---------
      Machinery and equipment                   $ 506,420      $ 405,293
      Leasehold improvements                        5,362             --
      Vehicles                                     24,941             --
      Exhibits                                         --          5,826
                                                ---------      ---------
                                                  536,723        411,119
      Less: accumulated depreciation and
            amortization                         (395,749)      (381,275)
                                                ---------      ---------
                                                $ 140,974      $  29,844
                                                =========      =========

5.    ACCRUED EXPENSES

      Accrued expenses consisted of the following:

                                                       December 31,
                                               ---------------------------
                                                  2000             1999
                                               ----------       ----------
      Accrued interest                         $  229,536       $  248,812
      Accrued wages and salaries                    3,978           32,091
      Accrued payroll taxes                         5,331           13,620
      Accrued litigation expenses                      --          732,525
      Accrued legal expense                       158,823               --
      Other accrued liabilities                    72,515           26,639
                                               ----------       ----------
                                               $  470,183       $1,053,687
                                               ==========       ==========

6.    UNEARNED REVENUES

      In October 1999, the Company entered into a contract with Whatman International Limited, and licensed its Omni Swab patent exclusively to Whatman for the life of the patent. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a $50,000 payment for the value of tooling, rights, and equipment, as well as a $50,000 advance fee to be applied toward future royalty payments. This $50,000 royalty advance was structured as to allow only a maximum of $5,000 of the $50,000 to be offset against owed royalties in any one quarter. The royalty fees due to the Company are based upon the following schedule:

      10% of first $100,000 of total annual sales
      9% of second $100,000 of total annual sales
      8% of third $100,000 of total annual sales
      7% of fourth $100,000 of total annual sales
      6% of fifth $100,000 of total annual sales

      Royalties earned under this agreement for the years ended December 31, 2000 and 1999 aggregated $40,201 and $5,000, respectively.

      On May 12,2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

7.    LINE OF CREDIT

      In December 1999, the Company granted Sterling National Bank (the "Bank"), security interest in all of its assets in exchange for a $190,000 line of credit. Interest is charged at the Bank's basic rate (8.75% at December 31, 1999). The balance of $180,584 on July 17, 2000 was repaid with borrowings from an affiliate to the major shareholder (See Note 8). At December 31, 2000, there was no outstanding balance under the line. This credit line was also guaranteed by an investor.

8.    LOANS FROM AFFILIATE

      The Company owes $502,999 and $75,000 as of December 31, 2000 and 1999, respectively, to an individual who was affiliated with the majority shareholder of the Company. This balance was part of a loan/guarantee agreement originally entered into in December 1999 and amended in January 2000. This agreement calls for the individual to guarantee and/or make loans to the Company in the individual's sole discretion up to $1,000,000. In consideration for the above, the Company agreed to repay such borrowed funds with interest at 12% per annum, six months from date of the loans or upon demand, at the option of the lender. The loans are convertible into preferred shares of the Company, which in turn are convertible into common stock under the same terms as the previously issued 1998 - Series B convertible preferred stock. The individual assigned the Note to Resonance Ltd. in May of 2000.

9.    NOTE PAYABLE - LAW FIRM

      In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bears interest at 10% per annum. This note is payable upon demand and is secured by first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties. As of December 31, 2000 and 1999, the balance including accrued interest under this note was $683,202 and $610,900, respectively.

10.   STOCK ISSUANCES

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

      As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement for the Series B Preferred Stock, and Registration Rights Agreement, there was also due to Biscount at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount of 3,207,679 shares

      Pursuant to the terms of loan agreement with an affiliate (See Note 8), at July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. In July 2000, Resonance elected to convert the amount due into shares of the Company's common stock at $.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

10.   STOCK ISSUANCES (CONTINUED):

      In October 1999, the Company committed to issue 1,000 shares of the Company common stock to each of ten former employees. These shares will bear a restrictive legend. The shares were ultimately issued in August of 2000. The Company has recorded additional compensation expense and a related accrual of $1,540 on the 1999 financial statements.

      In October 2000, the Company issued 70,000 shares of restricted common stock to consultants for services provided. The Company valued these services based on the fair value of common stock and accordingly recorded an consulting expense of $16,800.

      See Note 15 for stock issuance related to litigation settlements.

11.   NASDAQ DELISTING

      Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets

      As of May 2000 the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

12.   STOCK-BASED COMPENSATION PLANS

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

12.   STOCK-BASED COMPENSATION PLANS (CONTINUED):

      The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2000 and 1999:

                                            Number of
                                             Options      Option Price Range
                                            ---------     ------------------
      Outstanding at January 1, 1999          200,450       $4.06 - $26.25
      Options granted                              --                   --
      Options exercised                            --                   --
      Options expired or canceled             (25,450)        6.00 - 26.25
                                            ---------       --------------
      Outstanding at December 31, 1999        175,000          4.06 - 4.06
                                            ---------       --------------
      Options granted                       1,000,000                 0.25
      Options exercised                            --                   --
      Options expired or canceled                  --                   --
                                            ---------       --------------
      Outstanding at December 31, 2000      1,175,000          $0.25-$4.06
                                            =========       ==============

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

      The Company has elected to account for its stock-based compensation plans using APB 25. No options were granted under the plan in 1999.

      The pro forma net loss and loss per share for the fiscal year ended December 31, 2000 would have been the same as presented in these financial statements since options issued in 2000 were as a result of legal settlement and therefore are already included in the year 2000 shareholders' deficit.

      The fair value of option grant was estimated on the date of grant using Black-Scholes option -pricing model with weighted average assumption for the year ended December 31, 2000: risk free interest rate of 5.79%; and expected life of 3 1/2 years.

      The effects of applying SFAS No. 123 in the above pro forma disclosures are not indicative of future amounts, as they do not include the effects of awards granted prior to Fiscal 1996. Additionally, future amounts are likely to be affected by the number of grants awarded since additional awards are generally expected to be made at varying amounts.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

12.   STOCK-BASED COMPENSATION PLANS (CONTINUED):

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (CONTINUED):

      The following table summarizes the information about stock options outstanding at December 31, 2000:

                           Options Outstanding                             Options Exercisable
      -------------------------------------------------------------   -----------------------------
                                      Weighted                                             Weighted
       Range of        Number          Average          Weighted                           Average
       Exercise     Outstanding       Remaining          Average           Number          Exercise
      Prices Per    at December   Contractual Life   Exercise Price     Exercisable at    Price Per
        Share         31, 2000        (Months)          Per Share     December 31, 2000     Share
      $0.25-$4.06    1,175,000           62               $0.82           1,175,000          $0.82

      The following table summarizes the information about warrants outstanding at December 31, 2000:

                                              Number of     Warrant Price
                                               Warrants         Range
                                               -------     ---------------
      Outstanding at January 1, 1999           147,722     $3.375 - $13.40
      Warrants granted                              --                  --
      Warrants cancelled                            --                  --
                                               -------     ---------------
      Outstanding at December 31, 1999         147,722     $3.375 - $13.40
                                               -------     ---------------
      Warrants granted                              --                  --
      Warrants cancelled                            --                  --
                                               -------     ---------------
      Outstanding at December 31, 2000         147,722     $3.375 - $13.40
                                               =======     ===============

      Of the above warrants, 6,000 are exercisable at 50% of the Nasdaq closing bid price of the day before exercise.

13.   INCOME TAXES

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

      The Company has a net operating loss carryforward of approximately $38 million which is available to offset future taxable income, if any, expiring through the year 2020. The Internal Revenue Code rules under
      Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

14.   OPERATING LEASES

      The Company leased its offices and laboratory spaces, under operating leases with initial terms of three to seven years. In March of 2000, the Company closed its Washington facilities and relocated to New York. The Companies executive office is currently located in Medford, New York in a facility it leases on a month to month basis. The Company settled with its former landlord and was released of all further rental obligations (See
      Note 15).

      Rent expense for the years ended December 31, 2000 and December 31, 1999 aggregated $25,050 and $54,459, respectively.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

15.   COMMITMENTS AND CONTINGENCIES

      LITIGATION AND SETTLEMENTS

(A)   SCHEINBAUM SETTLEMENT

      In August 1999, pursuant to a dispute regarding the rights of Dr. Scheinbaum, a former director, to additional common stock of the Company as set forth in a certain 1995 stock subscription agreement, the Company agreed to issue 10,000 shares of common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company has recorded a settlement expense and related accrual for $1,312 in the 1999 financial statements. These shares were subsequently issued in July of 2000 and the accrual offset against capital.

(B)   LEALOS SETTLEMENT

      In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's President, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000. As of December 31, 2000, approximately $152,000 has been paid and the remainder is payable in monthly installments aggregating $11,048. In addition, Mr. Lealos was released from his obligation under a note totaling $83,825.

      At December 31, 1998, the Company had accrued $150,000 for this matter. Based upon the settlement, an additional $96,000 was accrued during 1999

(C)   HARDY SETTLEMENT

      Hardy V. Saliva Diagnostic Systems, Inc., Ronald L. Lealos, Eugene Seymour and Richard S. Kalin, was filed in United States District Court, District of Connecticut in August 1994 by Luc Hardy, a former director and officer of the Company. The complaint alleged several causes of action against the Company and the individual defendants, including former directors and officers of the Company, including breach of Mr. Hardy's employment agreement with the Company, intentional interference with a contract by the individual defendants, slander and deceptive trade practices, all arising from his employment termination by the Company. A judgment was entered against the Company on March 23, 1999 for approximately $1,675,000. Pursuant to a settlement agreement dated March 25, 1999, and revised September 14, 2000, the Company issued approximately 1,500,000 shares of its common stock and was to pay approximately $290,000 in cash over a two-year period. The Company had recorded the maximum guaranteed value under the settlement agreement in the 1998 financial statements. As a part of this settlement, Mr. Hardy has agreed to enter into a two-year consulting agreement pursuant to which Mr. Hardy will provide consulting services to the Company. The settlement agreement provides that Mr. Hardy will file a satisfaction and release of the judgment upon the Company issuing the 1,500,000 shares of common stock, said shares were issued April 7, 1999. The Company has also agreed to include these shares in its next application for registration of shares if any filed with the SEC. As of December 31, 2000, the $290,000 due has been paid.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

15.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      LITIGATION AND SETTLEMENTS (CONTINUED):

(D)   FREMONT SETTLEMENT

      In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, former distributor of the Company's products in India. The demand alleged that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore and Fremont. The demand sought a declaration that the Sub-License Agreement remain in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortuous interference with the Company's business and contracts.

      On June 6, 2000, the Company entered into a settlement agreement whereby the aforementioned sub-licensing agreement was terminated in exchange for $30,000 in cash as well as 30,000 shares of unregistered Company common stock. Fremont does however have piggyback registration rights with regard to the issued stock. The agreement also calls for the issuances of stock purchase warrants to purchase at $0.25 per share an additional 50,000 shares of unregistered Company common stock. The purchase warrant becomes effective one year from the settlement date and expires sixty months from the settlement date.

      As an additional part of the settlement, the Company granted Fremont a five-year exclusive sub-licensing agreement to sell any and all products currently or hereinafter developed, manufactured or sold by the Company and/or its affiliates to certain middle eastern countries. This royalty free agreement gives Fremont these exclusive rights in Saudi Arabia, UAE, Bahran, Oman, Jordan, Pakistan, Iraq, Iran and Egypt.

      Based upon the settlement, the Company has accrued, in its 1999 financial statements, settlement expenses of $35,400 (representing $30,000 cash to be paid and the value of the stock to be issued on the date of settlement). The accrual was offset in 2000 when the actual shares were issued and cash paid.

(E)   MCLACHLAN SETTLEMENT

      On September 30, 1999, Kenneth J. McLachlan, then the Company's Chief Operating Officer, President and Chairman of the Board, was terminated. In connection with the termination, the Company notified International Business Consulting Company (IBCO), an affiliate of Mr. McLachlan that it was terminating its consulting agreement. Mr. McLachlan had filed claims against the Company alleging unpaid salary, severance pay, and stock options.

      On November 23, 2000, the Company entered into a settlement agreement with Mr. McLachlan whereby in exchange for 1,000,000 shares of the Company's unregistered common stock which contain piggyback registration rights as well as the option to purchase an additional 1,000,000 shares of common stock at an exercise price of $0.25, Mr. McLachlan and IBCO have released the Company from any present or future claims. The options carry a five year life and immediate vesting. The option agreement also includes cashless exercise and dilution provisions with respect to stock splits or reverse stock splits.

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

15.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      LITIGATION AND SETTLEMENTS (CONTINUED):

(F)   PASKELL V. SALIVA DIAGNOSTIC SYSTEMS, INC.

      In February 2000, in connection with the Company's decision to close its Washington facility, Stefan Paskell, the Executive Vice President of the Company resigned. Mr. Paskell is claiming that he has not been compensated in full under the terms of his employment agreement and on December 18, 2000 has filed a demand for arbitration. Mr. Paskell claims he is owned $74,000 in unpaid salary plus interest and any other consideration due under his employment agreement. The Company is disputing these claims.

(G)   SETTLEMENT WITH LANDLORD

      On February 20, 2000, the Company entered into an agreement with its former landlord. The Company was to surrender and vacate the premises located at the East Ridge Business Park in Vancouver, Washington, by March 1, 2000. In connection with the agreement, the Company paid $15,000 for back rent and expenses and in consideration for the landlords release of any claims against the Company, the Company issued 40,000 shares of unregistered and legended stock. These shares will also be included in the next registration statement of the Company. Based upon the value of the Company common stock on the date of issuance, the Company adjusted its 1999 rent expense to reflect the ultimate settlement.

(H)   BERNSTEIN LITIGATION

      The Company filed a lawsuit in the Supreme Court of the State of New York, County of New York, against one of its directors, Paul Bernstein, asserting among other things, breach of fiduciary duty, interference with contractual and business relations, and defamation. The complaint alleges that as a result of Mr. Berstein's actions, the Company was prevented from filing its 1999 Form 10-KSB, and prevented from moving ahead with its business plans. The action was settled pursuant to a written agreement dated March 22, 2001, pursuant to which, inter alia, Bernstein resigned as a director and paid the Company $25,000.

(I)   BARCHHA LITIGATION

      On or about August 10, 2000, an action was commenced in the United States District Court for the Southern District of New York by Sailesh Barchha against the Company, alleging damages in the amount of approximately $1 million, based on an alleged agreement by the Company to pay salary and commissions and to grant stock options to Barchha. Barchha alleges, inter alia, that he exercised his options, that the shares were not delivered, and that he suffered damages when the price of the Company's stock fell. The Company has answered Barchha's complaint, denying the material allegations thereof and asserting numerous affirmative defenses. In addition, the Company has asserted a counterclaim against Barchha seeking damages in an amount to be determined at trial based on Barchha's allegedly fraudulent conduct, which allegedly led the Company to pay him approximately $100,000.

      In September 2001, subsequent to the balance sheet date, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Companies common stock. This settlement will be included in the 2001 financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

15.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      LITIGATION AND SETTLEMENTS (CONTINUED):

(J)   BARNES SETTLEMENT

      On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

      Based on the market price of the common stock on the date of settlement, discounted 30% for its restriction, the Company has accrued a settlement expense for $33,600 as of December 31, 2000.

      OTHER CONTINGENCIES

(A)   TRADEMARK

      In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark Hemastrip. In December 2000, the Company received notice that this petition was cancelled.

(B)   FDA WARNING LETTER

      In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the Food and Drug Administration (FDA) regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

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

      In September 2000, the Company received a warning from the United States Food and Drug Administration (FDA) prohibiting the Company from selling or exporting its HIV diagnostic products until such time that the warning letter is rescinded. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc. (See
      Note 17), was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

15.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      OTHER CONTINGENCIES (CONTINUED):

(C)   LICENSING AGREEMENT

      Immuno chromatography, the principle on which the Company's rapid tests are based is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC. Management believes that due to recent court decisions, the Company presently is not infringing on Unilever patents and no liability for 1999 or 2000 had been incurred.

16.   RELATED PARTIES

      A former member of the Board of Directors is a partner in a law firm, which provided legal services to the Company. During 2000 and 1999, the Company incurred $0 and $193,893, respectively, in services provided by this law firm.

17.   LETTER OF INTENT

      In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding about 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others, which can effect the terms of the deal.

      An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of December 31, 2000, the Company had only advanced $150,000 under this agreement. In the event the acquisition is not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

      On January 17, 2001, subsequent to the balance sheet date, the Company entered into a manufacturing agreement with CDS whereby CDS now has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS an exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger between the companies does not occur, the agreement will remain in effect at least until November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.