Form 10QSB
period 2001-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-25
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           91-1549305
-----------------------------------                         -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No [X]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001, 28,757,864 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

    Item 1.  Financial Statements

             Consolidated Balance Sheets -March 31, 2001
             (unaudited) and December 31, 2000                              3

             Consolidated Statements of Operations -Three Months
             Ended March 31, 2001 and 2000 (unaudited)                      4

             Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000 (unaudited)         5

             Notes to Consolidated Financial Statements                     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

PART II    OTHER INFORMATION
----------------------------

    Item 1.  Legal Proceedings                                              15

    Item 2.  Changes in Securities                                          15

    Item 6.  Exhibits and Reports on Form 8-K                               15

    Signatures                                                              15

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31, 2001   December 31,2000
                                                                           (unaudited)
                                                                        ---------------   ----------------
                Assets (Note 6)
Current assets:
   Accounts receivable, less allowance for
       doubtful accounts $5,000 (2001) and
       $35,000(2000)                                                    $       11,568    $    76,580
   Royalty receivable (Note 4)                                                   8,070         41,771
   Due from Chembio (Note 5)                                                   231,907         51,557
                                                                        ---------------   -----------
        Total current assets                                                   251,545        169,908
Property and equipment, less accumulated
        depreciation of $404,663(2001) and $395,749
        (2000)                                                                 132,060        140,974
Patents and trademarks, less accumulated
        amortization of $78,998 (2001) and $76,621
        (2000)                                                                  82,642         85,020
Deposits                                                                         1,300          1,300
                                                                        ---------------   -----------
                                                                        $      467,547    $   397,202
                                                                        ===============   ===========
            Liabilities and Stockholders' Equity
Current liabilities:
        Bank overdraft                                                  $       13,118    $    10,728
        Note Payable - auto (Note 6)                                             8,407          8,407
        Notes payable - law firm (Note 6)                                         -           610,900
        Notes payable - shareholders (Notes 9 and 11)                          271,935        559,889
        Accounts payable                                                       418,573        504,861
        Accrued expenses (Note 7)                                              358,150        470,183
        Customer deposits                                                        9,300          9,300
        Unearned royalties (Note 8)                                             15,000         20,000
                                                                        ---------------   -----------
                           Total current liabilities                         1,094,483      2,194,268
                                                                        ---------------   -----------
Long-term debts:
            Note payable - auto (Note 6)                                         4,203          7,005
            Note payable - law firm (Notes 6 and 11)                           610,900            -
            Accounts payable (Note 11)                                          67,643            -
            Accrued expenses (Notes 7 and 11)                                  106,905            -
            Notes payable - shareholders (Notes 9 and 11)                      615,174            -
                                                                        ---------------   -----------
                           Total liabilities                                 2,499,308      2,201,273
                                                                        ---------------   -----------
Commitments and Contingencies (Notes 4,5,10 and 11)
Shareholders' deficit:
            Common stock, $.01 par value, 50,000,000 shares authorized, issued and outstanding:
                   28,757,864 (2001 and 2000)                                  287,579        287,579
            Additional paid-in capital                                      35,910,767     35,910,767
            Accumulated deficit                                            (38,230,107)   (38,002,417)
                                                                        ---------------   -----------
                           Total shareholders' deficit                      (2,031,761)    (1,804,071)
                                                                        ---------------   -----------
                                                                        $      467,547    $   397,202
                                                                        ===============   ===========

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three months ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------
Revenues:
             Product Sales                                                $      4,600    $   178,173
             Royalty Income                                                      1,500         29,096
                                                                          ------------    ------------
                                                                                 6,100         207,269
Cost of products sold                                                            7,320          45,524
                                                                          ------------    ------------
Gross profit (loss)                                                             (1,220)        161,745
                                                                          ------------    ------------
Operating expenses:
             Research and development expense                                   55,328         201,813
             Selling, general and administrative expense                       143,962         113,586
                                                                          ------------    ------------
                                                                               199,290         315,399
                                                                          ------------    ------------
                            (Loss) from operations                            (200,510)       (153,654)
Interest income                                                                   -                  9
Interest (expense)                                                             (27,179)       (135,068)
Other income (expense)                                                            -             48,083
                                                                          ------------    ------------
                            Net (loss) to common stockholders             $   (227,689)   $   (240,630)
                                                                          ============    ============
Basic net (loss) per share (Note 3)                                       $      (0.01)   $      (0.01)
                                                                          ============    ============
Shares used in basic net (loss) per share
         calculations                                                       28,757,864      16,227,710
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three months ended
                                                                         March 31,
                                                                --------------------------
                                                                    2001            2000
                                                                ----------    ------------
Cash Flows From Operating Activities:
     Net (loss)                                                 $ (227,689)   $   (240,630)
     Adjustments to reconcile net (loss) to net cash
                (used) in operating activities:
     Depreciation and amortization                                  11,292           6,675
     Write off of accounts receivable                               26,594            -
     Changes in current assets and liabilities:
     Accounts receivable                                            38,418          (2,198)
     Royalty receivable                                             33,701         (19,096)
     Due from Chembio                                             (180,350)           -
     Inventories                                                      -            138,334
     Prepaid expense                                                  -              5,923
     Restricted Cash                                                  -             20,127
     Accounts payable, accrued expenses and accrued
                interest                                           (23,773)        (83,798)
     Deposits                                                         -            (25,320)
     Unearned Royalties                                             (5,000)        (10,000)
                                                                ----------    ------------
                       Net cash (used) in operating activities    (326,807)       (209,983)
                                                                ----------    ------------
Cash Flows From Investing Activities:
     Acquisitions of property and equipment                           -               (433)
                                                                ----------    ------------
                Net cash (used) in investing activities               -               (433)
                                                                ----------    ------------
Cash Flows From Financing Activities:
     Proceeds from shareholders loans                              327,219         205,000
     Payment on line of credit                                        -            (15,144)
     Repayment of long term debt and capital lease
                obligations                                         (2,802)           -
     Bank overdraft                                                  2,390          19,739
                                                                ----------    ------------
                Net cash provided by financing activities          326,807         209,595
                                                                ----------    ------------
     Net (decrease) in cash and cash equivalents                      -               (821)
     Cash and cash equivalents, beginning of period                   -                821
                                                                ----------    ------------
     Cash and cash equivalents, end of period                   $     -       $       -
                                                                ==========    ============
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest                   $      456    $      4,164

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three- month periods ended March 31, 2001 and 2000 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2000 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. Certain accounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any other portion thereof.

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,230,107 at March 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2000, substantial additional financing will be required through 2001 and 2002.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

3. Loss per Share

Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period. Diluted earning per share is not presented because all common equivalent shares related to options and warrants would be anti-dilutive.

4. Manufacturing Agreement

On January 17, 2001, the Company entered into a manufacturing agreement with Chembio Diagnostic Systems, Inc. (CDS) (See Note 5) whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If a proposed merger (See
Note 5) between companies does not occur, the agreement will remain in effect until at least November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

Royalties earned under this agreement through March 2001 aggregated $1,500.

5. Letter of Intent/Proposed Merger Agreement

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding about 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others, which can effect the terms of the deal. As of the date of this report, the reverse acquisition has not been consummated.

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of March 31, 2001, the Company had advanced $425,000 under this agreement. In the event the acquisition is not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable, by CDS to the Company, two years from the date of the last advance with interest at prime + 1% payable quarterly.

Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through March 2001 aggregated $231,907 and are reflected as a current asset "Due from Chembio".

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

6. Notes Payable

Law Firm

In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bears interest at 10% per annum. This note is payable upon demand and is secured by first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties. As of March 31, 2001, the principal balance under this note was $610,900, not including additional accrued interest of $106,906 (See Note 11).

Automobile

In September of 2000, the Company purchased an automobile with financing from the automobile dealership. The note requires 24 monthly payments of $701 and is due in September of 2002. The dealership has a security interest in the automobile. As of March 31, the balance under this note was $12,610.

7. Accrued Expenses

                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
        Accrued interest and commissions     $      321,213   $         229,536
        Accrued wages and salaries                    4,779               3,978
        Accrued payroll taxes                         7,594               5,331
        Accrued litigation expenses                 123,219             158,823
        Other accrued liabilities                     8,250              72,515
                                             --------------   -----------------
                                             $      465,055   $         470,183
                                             ==============   =================

8. Unearned Revenues

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

On May 12,2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited for investment banking and other considerations. The balance of such royalties will continue to accrue to the Company.

The balance of prepaid but unearned royalties at March 31, 2001 is $15,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

9. Shareholders' Transactions

For the three months ended March 31, 2001 there were no equity transactions.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and again in January 2001, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. The shareholder assigned the Note to Resonance Ltd., also a shareholder of the Company. The balance at March 31, 2001 was $887,109, and accrued interest of $12,230. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

10. Contingencies

NASDAQ DELISTING

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets". As of May 2000 the Company's common stock was trading on the "pink sheets".

As of May 2000, the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

BERNSTEIN LITIGATION

The Company filed a lawsuit in the Supreme Court of the State of New York, County of New York, against one of its directors, Paul Bernstein, asserting among other things, breach of fiduciary duty, interference with contractual and business relations, and defamation. The complaint alleges that as a result of Mr. Bernstein's actions, the Company was prevented from filing its 1999 Form 10-KSB, and prevented from moving ahead with its business plans. The action was settled pursuant to a written agreement dated March 22, 2001, pursuant to which, inter alia, Bernstein resigned as a director and paid the Company $25,000.

SETTLEMENT OF BARNES CLAIMS

On April 17,2001, subsequent to the balance sheet date, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

Based on the market price of the common stock on the date of settlement, discounted 30% for its restriction, the Company accrued a settlement expense for $33,600 as of December 31, 2000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

10. Contingencies  (Continued):

SETTLEMENT OF BARCHHA CLAIMS

In September 2001, subsequent to the balance date, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Company's common stock. This settlement will be included in the September 30, 2001 financial statements.

FDA WARNING LETTER

In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the Food and Drug Administration (FDA) regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

All medical devices are categorized by the FDA as Class I, Class II, or Class III devices. Class I devices are subject only to general control provisions of the FDC Act, such as purity, labeling and good manufacturing practices regulations (GMP). Class II devices are required to also ensure reasonable safety and efficacy through performance standards and other controls. Class III devices must, in addition to fulfilling all other provisions of the FDC Act, meet extensive and rigorous FDA standards that may require clinical trials.

A manufacturer of medical devices which can establish that a new device is substantially equivalent to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not required a premarket approval (PMA), can seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification ("510(k) Notice"). The 510(k) Notice for diagnostic devices is normally supported by various types of information, which is required to be submitted along with the 510(k) Notice. This information typically includes performance data indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

In January 2000, the Company's then manufacturing facility in Vancouver, WA. was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the US) to its US distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries.

In September 2000, the Company received a warning from the United States Food and Drug Administration (FDA) prohibiting the Company from selling or exporting its HIV diagnostic products until such time that the warning letter is rescinded. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc. (See Note 5), was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

11. Subsequent Events

In December 2001, subsequent to the balance sheet date, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to a law firm (See
Note 6), consisting of notes, other payables and accrued interest in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share. At March 31, 2001, the balance of debt owed to the law firm was $785,448, the difference of $45,823 represents accrued interest accumulated until the agreed date of conversion.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

11. Subsequent Events (Continued):

On December 31, 2001, subsequent to the balance sheet date, certain shareholders elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

The Company does not yet have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares referred to above.

On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to no par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

As a result of the agreed upon conversions, the amounts to be converted, including accrued interest, which existed at March 31, 2001, have been reflected as long-term liabilities on the Company's March 31, 2001 balance sheet.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2001

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

In November 2000, the Company entered into a letter of intent whereby the Company would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding approximately 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others which can effect the terms of the deal. As of the date of this report, the reverse acquisition has not been consummated.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,230,107 at March 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Results of Operations

First Quarter of 2001 Compared to First Quarter of 2000

Revenues: The Company's revenues consist of product sales and royalties. Revenues decreased 97% to $6,100 from $207,269 in 2000. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company had negligible sales throughout 2000 and into 2001. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold: Costs of products sold decreased to $7,320 in the first quarter of 2001 from $45,524 (26% of product sales) in the first quarter of 2000 due to decreased sales activity.

Research and development expenses: Research and development expenses decreased 73% to $55,328 in the first quarter of 2001 from $201,813 in the first quarter of 2000. The 2000 period was significantly greater due to the February 2000 closure of the Company's

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

Results of Operations (Continued):

Vancouver, WA manufacturing facility. At that time the Company realized that its remaining inventory would have to be used in the technology transfer to a contract manufacturer. As a result the remaining components were expensed to Research and Development.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 27% to $143,962 in the first quarter of 2001 from $113,586 in the first quarter of 2000, primarily as a result of write offs of uncollectible accounts receivable.

Interest expense: Interest expense decreased to $27,179 in the first quarter of 2001 from $135,068 in the first quarter of 2000, due to decreased borrowings and penalties.

Income taxes: The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2021. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

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

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and again in January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. Helenka Bodner has assigned the Note to Resonance Ltd. The balance at March 31, 2001 was $887,109, and accrued interest of $12,230. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

As of March 31, 2001, the Company had negative working capital. Cash used in operating activities in the first quarter of 2001 was $326,807. This was primarily a result of a net loss of $227,689.

The Company's capital requirements have been and will continue to be significant. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2001

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

Liquidity and Capital Resources (Continued):

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

In December 2001, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to Bryan Cave LLP, consisting of notes and other payables in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing price prior to the conversion, or $.0075 per share.

On December 31, 2001, certain shareholders elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

The Company does not yet have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares referred to above.

On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to no par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2001

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Notes to the Consolidated Financial Statements.

Item 2. Changes in Securities

None

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) No exhibits are filed as part of this report.

(b) Earnings per share

(c) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   February 25, 2002

                                  SALIVA DIAGNOSTIC SYSTEMS, INC.

                                  By: /s/ LEO EHRLICH
                                  --------------------------------------
                                  Leo Ehrlich
                                  President & Chief Financial Officer