Form 10QSB
period 2001-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-25
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No [X]

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001, 30,377,864 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX



PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

    Item 1.  Financial Statements

             Consolidated Balance Sheets -June 30, 2001
             (unaudited) and December 31, 2000                                3

             Consolidated Statements of Operations -Three Months
             and six months Ended June 30, 2001 and 2000 (unaudited)          4

             Consolidated Statements of Cash Flows -
             Six  Months Ended June 30, 2001 and 2000 (unaudited)             5

             Notes to Consolidated Financial Statements                       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

PART II    OTHER INFORMATION
----------------------------

    Item 1.  Legal Proceedings                                               16

    Item 2.  Changes in Securities                                           16

    Item 6.  Exhibits and Reports on Form 8-K                                16

    Signatures                                                               16

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30, 2001        December 31,
                                                                                   (unaudited)             2000
                                                                                  --------------     --------------
                                  Assets (Note 6)
Current assets:
             Cash and cash equivalents                                            $       17,951     $         -
             Accounts receivable, less allowance for
                      doubtful accounts $5,000 (2001); $35,000(2000)                      20,061             76,580
             Royalty receivable (Note 4)                                                  22,517             41,771
             Due from affiliate (Note 5)                                                 205,599             51,557
                                                                                  --------------     --------------
                      Total current assets                                               266,128            169,908
Property and equipment, less accumulated depreciation
                of $413,578 (2001) and $395,749 (2000)                                   123,146            140,974
Patents and trademarks, less accumulated amortization of
              $81,375 (2001) and $76,621 (2000)                                           80,265             85,020
Deposits                                                                                   1,300              1,300
                                                                                  --------------     --------------
                                                                                  $      470,839     $      397,202
                                                                                  ==============     ==============
                 Liabilities and Stockholders' Equity
Current liabilities:
             Bank overdraft                                                       $         -        $       10,728
             Note payable - auto (Note 6)                                                  8,407              8,407
             Note payable - law firm (Note 6)                                               -               610,900
             Notes payable - shareholders (Notes 9 and 11)                               380,982            559,889
             Accounts payable                                                            442,660            504,861
             Accrued expenses (Note 7)                                                   315,096            470,183
             Customer deposits                                                             9,300              9,300
             Unearned royalties (Note 8)                                                  10,000             20,000
                                                                                  --------------     --------------
                      Total current liabilities                                        1,166,445          2,194,268
                                                                                  --------------     --------------
Long-term debts:
             Note payable - auto (Note 6)                                                  2,101              7,005
             Note payable - law firm (Notes 6 and 11)                                    610,900               -
             Accounts payable (Note 11)                                                   67,643               -
             Accrued expenses (Notes 7 and 11)                                           122,178               -
             Notes payable - shareholders (Notes 9 and 11)                               615,174               -
                                                                                  --------------     --------------
                      Total liabilities                                                2,584,441          2,201,273
                                                                                  --------------     --------------
Commitments and Contingencies (Notes 4,5, 10 and 11)
Shareholders' deficit:
             Common stock, $.01 par value, 50,000,000 shares authorized, issued and outstanding:
                    30,377,864 (2001) and 28,757,864 (2000)                              303,779            287,579
             Additional paid-in capital                                               35,948,568         35,910,767
             Accumulated deficit                                                     (38,365,949)       (38,002,417)
                                                                                  --------------     --------------
                      Total shareholders' deficit                                     (2,113,602)        (1,804,071)
                                                                                  --------------     --------------
                                                                                  $      470,839     $      397,202
                                                                                  ==============     ==============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended                Six months ended
                                                        June 30,                          June 30,
                                              ----------------------------    -------------------------------
                                                   2001           2000            2001              2000
                                              ------------    ------------    ------------      -------------
Revenues:
          Product Sales                       $     74,570    $     41,892    $     79,169      $    220,065
          Royalty Income                             4,469             701           5,970            29,797
                                              ------------    ------------    ------------      ------------
                                                    79,039          42,593          85,139           249,862
Cost of products sold                               56,167          14,510          63,488            60,034
                                              ------------    ------------    ------------      ------------
Gross profit                                        22,872          28,083          21,651           189,828
                                              ------------    ------------    ------------      ------------
Operating expenses:
          Research and development expense          51,547         103,174         106,875           291,936
          Selling, general and
                administrative expense             104,919         108,699         248,880           235,336
                                              ------------    ------------    ------------      ------------
                                                   156,466         211,873         355,755           527,272
                                              ------------    ------------    ------------      ------------
                (Loss) from operations            (133,594)       (183,790)       (334,104)         (644,085)
Interest income                                       -               -               -                    9
Interest (expense)                                 (27,249)       (140,966)        (54,428)         (276,034)
Other income (expense)                              25,000          (5,836)         25,000            42,247
                                              ------------    ------------    ------------      ------------
          Net (loss) to common stockholders       (135,843)   $   (330,592)   $   (363,532)     $   (571,222)
                                              ============    ============    ============      ============
Basic net (loss) per share (Note 3)           $      (0.01)   $      (0.02)   $      (0.01)     $      (0.03)
                                              ============    ============    ============      ============
Shares used in basic net (loss)
          per share calculations                30,075,226      16,420,872      29,420,183        16,414,480
                                              ============    ============    ============      ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended June 30,
                                                                     2001          2000
                                                                  ---------    ----------
Cash Flows From Operating Activities:
          Net (loss)                                              $(363,532)   $(571,222)
          Adjustments to reconcile net (loss) to net cash
                (used) in operating activities:
          Depreciation and amortization                              22,583       13,447
          Stock issued for consulting services                       20,400          -
          Write off of accounts receivable                           26,594          -
          Changes in current assets and liabilities:
                Accounts receivable                                  29,925        2,246
                Royalty receivable                                   19,254      (30,320)
                Due from affiliate                                 (154,042)         -
                Inventories                                             -        138,334
                Prepaid expenses and deposits                           -        (10,762)
                Restricted cash                                         -         20,129
                Accounts payable, accrued expenses and accrued
                      Interest                                        6,134      (16,730)
                Customer deposits                                       -        (25,320)
                Unearned royalties                                  (10,000)     (15,000)
                                                                  ---------    ---------
                      Net cash (used) in operating activities      (402,684)    (495,198)
                                                                  ---------    ---------
Cash Flows From Investing Activities:
          Acquisitions of property and equipment                        -        (42,949)
                                                                  ---------    ---------
                      Net cash provided by investing activities         -        (42,949)
                                                                  ---------    ---------
Cash Flows From Financing Activities:
          Proceeds from shareholders loans                          436,267      535,520
          Payment on line of credit                                               (4,684)
          Repayment of long-term debt                                             (4,904)
          Bank overdraft                                            (10,728)       6,490
                                                                  ---------    ---------
                      Net cash provided by financing activities     420,635      537,326
                                                                  ---------    ---------
          Net (decrease) in cash and cash equivalents                17,951         (821)
          Cash and cash equivalents, beginning of period                -            821
                                                                  ---------    ---------
          Cash and cash equivalents, end of period                $  17,951    $     -
                                                                  =========    =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                      $  15,505    $   8,568

The accompanying notes are an integral part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month and six month periods ended June 30, 2001 and 2000 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2000 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. Certain accounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any other portion thereof.

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,365,949 at June 30, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock and debt financings in 2000 and 2001, substantial additional financing will be required through 2001 and 2002.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

4. Manufacturing Agreement

On January 17, 2001, the Company entered into a manufacturing agreement with Chembio Diagnostic Systems, Inc. (CDS) (See Note 5) whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger (See
Note 5) between companies does not occur, the agreement will remain in effect until at least November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

Royalties earned under this agreement through June 30, 2001 aggregated $5,970.

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

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of June 30, 2001, the Company had advanced $499,998 under this agreement. In the event the acquisition is not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable, by CDS to the Company, two years from the date of the last advance with interest at prime + 1% payable quarterly.

Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through June 30, 2001 aggregated $205,599 and are reflected as a current asset "Due from affiliate".

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

6. Notes Payable

Law Firm

In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bears interest at 10% per annum. This note is payable upon demand and is secured by first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties. As of June 30, 2001, the principal balance under this note was $610,900, not including additional accrued interest of $122,178 (See Note 11).

Automobile

In September of 2000, the Company purchased an automobile with financing from the automobile dealership. The note requires 24 monthly payments of $701 and is due in September of 2002. The dealership has a security interest in the automobile. As of June 30, 2001, the balance under this note was $10,508.

7. Accrued Expenses

                                         June 30, 2001     December 31, 2000
                                         -------------     -----------------
       Accrued interest                  $     258,458     $         229,536
       Accrued wages and salaries                  -                   3,978
       Accrued payroll taxes                    14,545                 5,331
       Accrued litigation expenses              89,619               158,823
       Other accrued liabilities                74,652                72,515
                                         -------------     -----------------
                                         $     437,274     $         470,183
                                         =============     =================

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

The balance of prepaid but unearned royalties at June 30, 2001 is $10,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

9. Shareholders' Transactions

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The shareholder assigned the Note to Resonance Ltd., also a shareholder of the Company. The balance at June 30, 2001 was $996,156, and accrued interest of $9,158. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims. Based on the market price of the common stock on the date of settlement, discounted 30% for its restriction, the Company accrued a settlement expense for $33,600 as of December 31, 2000. This accrual was reversed against the issuance of the 600,000 shares in the current quarter.

In April 2001, the Company issued 1,020,000 shares of unregistered and legended Company common stock to employees of Chembio Diagnostic Systems, Inc. in exchange for consulting services. The stock was issued at the market value on the date of settlement with a 30% discount for its restriction. The Company recorded a consulting expense of $20,400 to reflect this transaction.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

10. Contingencies (Continued):

FDA WARNING LETTER (Continued):

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

11. Subsequent Events

In December 2001, subsequent to the balance sheet date, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to a law firm (See
Note 6), consisting of notes , other payables and accrued interest in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share. At June 30, 2001, the balance of debt owed to the law firm was $800,721; the difference of $30,550 represents accrued interest accumulated until the agreed date of conversion.


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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

11. Subsequent Events (Continued):

On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $,01 par value to no par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

As a result of the agreed upon conversions, the amounts to be converted, including accrued interest, which existed at June 30, 2001, have been reflected as long-term liabilities on the Company's June 30, 2001 balance sheet.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2001

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,365,949 at June 30, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2001

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued):

General (Continued):

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

Results of Operations

SECOND QUARTER AND FIRST SIX MONTHS OF 2001 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 2000

Revenues: The Company's revenues consist of product sales and royalty income. Revenues and royalty income increased 86% to $79,039 in the second quarter of 2001 from $42,593 in the second quarter of 2000, and decreased 66% to $85,139 in the first six months of 2001 from $249,862 in the first six months of 2000. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company continues to have negligible sales throughout 2000 and into 2001. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold: Costs of products sold increased to $56,667 (75% of product sales) in the second quarter of 2001 from $ 14,510 (35% of product sales) in the second quarter of 2000, and increased to $63,488 (80% of product sales) in the first six months of 2001 from $60,034 (27% of product sales) in the first six months of 2000 due to decreased sales activity as well as a different sales mix.

Research and development expenses: Research and development expenses decreased 50% to $51,547 in the second quarter of 2001 from $103,174 in the second quarter of 2000, and decreased 63% to $106,875 in the first six months of 2001 from $291,936 in the first six months of 2000. The decrease was due to the year 2000 costs incurred with the February 2000 closure of the Company's Vancouver, WA manufacturing facility and the transfer of technology to the contract manufacturer.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 3% to $104,919 in the second quarter of 2001 from $108,699 in the second quarter of 2000, and increased 6% to $248,880 in the first six months of 2001 from $235,336 in the first six months of 2000, primarily as a result of the closure of facilities in Vancouver, WA, a reduction in the number of administrative personnel and less sales activity and write offs of uncollectible accounts receivable.

Interest expense: Interest expense decreased to $27,249 in the second quarter of 2001 from $140,966 in the second quarter of 2000, and decreased to $54,428 in the first six months of 2001 from $276,034 in the first six months of 2000, due to a decrease in penalties due pursuant to its preferred stock agreement.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2001

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


Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. At June 30, 2001 the sum advanced under said loan was $906,149, and accrued interest of $9,158. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five prior days to conversion.

As of June 30, 2001, the Company had negative working capital. Cash used in operating activities in the first six months of 2001 was $402,684. This was primarily a result of a net loss of $363,532.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2001

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

On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $,01 par value to no par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

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

(b) Earnings per share

(c) Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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