Form 10QSB
period 2001-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-02-25
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           91-1549305
----------------------------------                          -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No [X]

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001, 30,477,864 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX



PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

    Item 1.  Financial Statements

             Consolidated Balance Sheets -September 30, 2001
             (unaudited) and December 31, 2000                                3

             Consolidated Statements of Operations -Three Months
             and nine months Ended September 30, 2001 and 2000 (unaudited)    4

             Consolidated Statements of Cash Flows -
             Nine  Months Ended September 30, 2001 and 2000 (unaudited)       5

             Notes to Consolidated Financial Statements                       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

PART II    OTHER INFORMATION
----------------------------
    Item 1.  Legal Proceedings                                                16

    Item 2.  Changes in Securities                                            16

    Item 6.  Exhibits and Reports on Form 8-K                                 16

    Signatures                                                                16

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 2001  December 31,
                                                                                  (unaudited)         2000
                                                                              ------------------- ------------
                                 Assets (Note 6)
Current assets:
       Accounts receivable, less allowance for
            Doubtful accounts $5,000(2001);
            $35,000 (2000)                                                      $     18,448      $     76,580
       Royalty receivable (Note 4)                                                    98,565            41,771
       Due from affiliate (Note 5)                                                   126,417            51,557
                                                                                ------------      ------------
            Total current assets                                                     243,430           169,908

Property and equipment, less accumulated
       depreciation of $422,491 (2001) and
       $395,749 (2000)                                                               114,232           140,974
Patents and trademarks, less accumulated
       amortization of $83,752 (2001) and
       $76,621 (2000)                                                                 77,888            85,020
Deposits                                                                               1,300             1,300
                                                                                ------------      ------------
                                                                                $    436,850      $    397,202
                                                                                ============      ============

                       Liabilities and Stockholders' Equity
Current liabilities:
       Bank overdraft                                                           $     12,901      $     10,728
       Note payable - auto (Note 6)                                                    8,407             8,407
       Note payable - law firm (Note 6)                                                 -              610,900
       Notes payable - shareholders (Notes 9 and 11)                                 395,224           559,889
       Accounts payable                                                              447,406           504,861
       Accrued expenses (Note 7)                                                     323,660           470,183
       Customer deposits                                                               9,300             9,300
       Unearned royalties (Note 8)                                                     5,000            20,000
                                                                                ------------      ------------
            Total current liabilities                                              1,201,898         2,194,268
                                                                                ------------      ------------

Long-term debts:
       Note payable - auto (Note 6)                                                      700             7,005
       Note payable - law firm (Note 6)                                              610,900               -
       Accounts payable (Note 11)                                                     67,643               -
       Accrued expenses (Notes 7 and 11)                                             137,453               -
       Notes payable - shareholders (Notes 9 and 11)                                 615,174               -
                                                                                ------------      ------------
            Total liabilities                                                      2,633,768         2,201,273
                                                                                ------------      ------------

Commitments and Contingencies (Notes 4,5,10 and 11)

Shareholders' deficit:
       Common stock, $.01 par value, 50,000,000 shares authorized, issued and outstanding:
            30,477,864 (2001) and 28,757,864 (2000)                                  304,779           287,579
       Additional paid-in capital                                                 35,950,359        35,910,767
       Accumulated deficit                                                       (38,452,056)      (38,002,417)
                                                                                ------------      ------------
            Total shareholders' deficit                                           (2,196,918)       (1,804,071)
                                                                                ------------      ------------
                                                                                $    436,850      $    397,202
                                                                                ============      ============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three months ended,             Nine months ended,
                                                                September 30,                   September 30,
                                                                -------------                   -------------
                                                            2001           2000           2001           2000
                                                            ----           ----           ----           ----
Revenues:
     Product Sales                                       $    56,536    $         -    $   135,705    $   220,065
     Royalty Income                                           88,352            404         94,322         30,201
                                                         -----------    -----------    -----------    -----------
                                                             144,888            404        230,027        250,266
Cost of products sold                                         26,433          7,681         89,921         67,715
                                                         -----------    -----------    -----------    -----------
Gross profit (loss)                                          118,455         (7,277)       140,106        182,551
                                                         -----------    -----------    -----------    -----------
Operating expenses:
     Research and development
          expense                                             40,200         41,305        147,074        333,241
     Selling, general and
          administrative expense                             102,477        112,490        351,358        347,826
                                                         -----------    -----------    -----------    -----------
                                                             142,677        153,795        498,432        681,067
                                                         -----------    -----------    -----------    -----------
          (Loss) from operations                             (24,222)      (161,072)      (358,326)      (498,516)
Interest income                                                 -              -              -                 9
Interest (expense)                                           (29,094)       (61,606)       (83,522)      (337,640)
Other income (expense)                                       (32,791)       (13,995)        (7,791)        28,252
                                                         -----------    -----------    -----------    -----------
       Net(loss)to common
stockholders                                                 (86,107)      (236,673)      (449,639)      (807,895)
                                                         ===========    ===========    ===========    ===========
Basic net (loss) per share (Note 3)                             -       $     (0.01)         (0.02)   $     (0.04)
                                                         ===========    ===========    ===========    ===========
Shares used in basic net (loss)
     per share calculations                               30,378,156     23,976,944     29,743,017     18,784,172
                                                         ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine months ended September 30,
                                                                               2001                 2000
                                                                             ---------            ---------
Cash Flows From Operating Activities:
       Net (loss)                                                           $(449,639)           $(807,895)
       Adjustments to reconcile net (loss) to net
            cash(used) in operating activities:
       Depreciation and amortization                                           33,873               21,032
       Stock issued for consulting services                                    20,400                 -
       Options issued for litigation settlement                                 2,791
       Write off of accounts receivable                                        26,594                 -
       Changes in current assets and liabilities:
            Accounts receivable                                                31,538              (22,853)
            Royalty receivable                                                (56,794)                -
            Due from affiliate                                                (74,860)                -
            Inventories                                                          -                 138,334
            Prepaid expenses and deposits                                        -                   4,623
            Restricted cash                                                      -                  20,129
            Accounts payable, accrued expenses and
                accrued interest                                               34,720              (20,811)
            Customer deposits                                                    -                 (25,320)
            Unearned royalties                                                (15,000)             (20,000)
                                                                            ---------            ---------
                Net cash (used) in operating activities                      (446,377)            (712,761)
                                                                            ---------            ---------
Cash Flows From Investing Activities:
       Acquisitions of property and equipment                                    -                 (83,211)
                                                                            ---------            ---------
            Net cash (used) in investing activities                              -                 (83,211)
                                                                            ---------            ---------
Cash Flows From Financing Activities:
       Proceeds from shareholders loans                                       450,509              965,703
       Payment on line of credit                                                 -                (191,296)
       Payment on long-term debt                                               (6,305)              (8,128)
       Bank overdraft                                                           2,173               28,872
                                                                            ---------            ---------
            Net cash provided in financing activities                         446,377              795,151
                                                                            ---------            ---------
       Net (decrease) in cash and cash equivalents                               -                    (821)
       Cash and cash equivalents, beginning of period                            -                     821
                                                                            ---------            ---------
       Cash and cash equivalents, end of period                             $                         -
                                                                            =========            =========
Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest                             $   1,247            $   9,287

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

1. Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the three month and nine month periods ended September 30, 2001 and 2000 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2000 is derived from Saliva Diagnostic Systems, Inc. (the "Company") consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. Certain accounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2001, or any other portion thereof.

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,452,056 at September 30, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's stock and debt financings in 2000 and 2001, substantial additional financing will be required through 2001 and 2002.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

Royalties earned under this agreement through September 30, 2001 aggregated $94,322.

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

An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of September 30, 2001, the Company had advanced $499,998 under this agreement. In the event the acquisition is not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable, by CDS to the Company, two years from the date of the last advance with interest at prime + 1% payable quarterly.

Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through September 30, 2001 aggregated $126,417 and are reflected as a current asset "Due from affiliate".

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

6. Notes Payable

Law Firm

In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bears interest at 10% per annum. This note is payable upon demand and is secured by first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties. As of September 30, 2001, the principal balance under this note was $610,900, not including additional accrued interest of $137,453 (See Note 11).

Automobile

In September of 2000, the Company purchased an automobile with financing from the automobile dealership. The note requires 24 monthly payments of $701 and is due in September of 2002. The dealership has a security interest in the automobile. As of September 30, 2001, the balance under this note was $9,107.

7. Accrued Expenses

                                    September 30, 2001      December 31, 2000
                                  ---------------------   ---------------------
     Accrued interest             $             286,103   $             229,536
     Accrued wages and salaries                   3,125                   3,978
     Accrued payroll taxes                        5,177                   5,331
     Accrued litigation expenses                 89,619                 158,823
     Other accrued liabilities                   77,089                  72,515
                                  ---------------------   ---------------------
                                  $             461,113   $             470,183
                                  =====================   =====================

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

On May 12, 2000, the Company assigned future royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. On a quarterly basis, royalties due Resonance Limited are offset to royalties earned from Whatman. Residual royalties will continue to accrue to the Company.

The balance of prepaid but unearned royalties at September 30, 2001 is $5,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

9. Shareholders' Transactions

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The shareholder assigned the Note to Resonance Ltd., also a shareholder of the Company. The balance at September 30, 2001 was $1,010,398, and accrued interest of $21,528. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

In April 2001, the Company issued 1,020,000 shares of unregistered and legended Company common stock to employees of Chembio Diagnostic Systems, Inc. in exchange for consulting services. The stock was issued at the market value on the date of settlement with a 30% discount for its restriction. The Company recorded a consulting expense of $20,400 to reflect this transaction.

In September 2001, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Company's common stock. The amount of settlement is not material to the company's financial statements.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

10. Contingencies  (Continued):

FDA WARNING LETTER (Continued):

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

11. Subsequent Events

In December 2001, subsequent to the balance date, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to a law firm, consisting of notes, other payables and accrued interest in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share. At September 30, 2001, the balance of debt owed to the law firm was $815,996 the difference of $15,275 represents accrued interest accumulated until the agreed date of conversion.

On December 31, 2001, subsequent to the balance date, certain shareholders elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

11. Subsequent Events (Continued):

As a result of the agreed upon conversions, the amounts to be converted, including accrued interest, which existed at September 30, 2001, have been reflected as long-term liabilities on the Company's September 30, 2001 balance sheet.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2001

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,452,056 at September 30, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2001

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

Results of Operations

THIRD QUARTER AND FIRST NINE MONTHS OF 2001 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 2000

Revenues: The Company's revenues consist of product sales and royalty income. Revenues and royalty income increased 358% to $144,888 in the third quarter of 2001 from $404 in the third quarter of 2000, and decreased 8% to $230,027 in the first nine months of 2001 from $250,266 in the first nine months of 2000. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company continues to have negligible sales throughout 2000 and into 2001. The Company is uncertain at this time if it will be able to reestablish relations with its customers.

Cost of products sold: Costs of products sold increased to $26,433 (47% of product sales) in the third quarter of 2001 from $ 7,681 in the third quarter of 2000, and increased to $89,921 (66% of product sales) in the first nine months of 2001 from $67,715 (31% of product sales) in the first nine months of 2000 due to increased sales activity as well as a different sales mix.

Research and development expenses: Research and development expenses decreased 3% to $40,200 in the third quarter of 2001 from $41,305 in the third quarter of 2000, and decreased 56% to $147,074 in the first nine months of 2001 from $333,241 in the first nine months of 2000. The decrease was due to the year 2000 costs incurred with the February 2000 closure of the Company's Vancouver, WA manufacturing facility and the transfer of technology to the contract manufacturer.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 9% to $102,477 in the third quarter of 2001 from $112,490 in the second quarter of 2000, and increased 1% to $351,358 in the first nine months of 2001 from $347,826 in the first nine months of 2000, primarily as a result of decreases in payroll, legal and rent expenses, which were offset by increases in consulting and bad debt expenses.

Interest expense: Interest expense decreased to $29,094 in the third quarter of 2001 from $61,606 in the third quarter of 2000, and decreased to $83,522 in the first nine months of 2001 from $337,640 in the first nine months of 2000, due to a decrease in penalties due pursuant to its preferred stock agreement.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2001

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

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. At September 30, 2001 the sum advanced under said loan was $1,010,398 and accrued interest of $21,528. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five prior days to conversion.

As of September 30, 2001, the Company had negative working capital. Cash used in operating activities in the first nine months of 2001 was $446,377. This was primarily a result of a net loss of $446,848.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2001

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

On December 31, 2001, subsequent to the balance sheet date, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2001

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

(b) Earnings per share

(c) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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