Form 10KSB
period 2001-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-04-23
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                      91-1549305
  (State or other jurisdiction)                (IRS Employer Identification No.)
of incorporation or organization)

                 3661 Horseblock Rd., Suite E, Medford, NY 11763
              (Address of principal executive offices and zip code)

                                 (212) 937-3801
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year were $881,057.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 28, 2002 was $1,559,097*, computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 28, 2002 was 8,929,490* shares.

Transitional Small Business Disclosure Format (check one):  Yes /   / No /X/

* Reflects one-for-twenty-five reverse split effective March 18, 2002.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX




                                                                            PAGE
PART I

Item 1        Description of Business                                          3
Item 2        Description of Property                                         15
Item 3        Legal Proceedings                                               15
Item 4        Submission of Matters to a Vote of Security Holders             17


PART II

Item 5        Market for Common Equity and Related Stockholder Matters        18
Item 6        Management's Discussion and Analysis or Plan of Operation       19
Item 7        Financial Statements                                            23


PART III

Item 8        Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act               24
Item 9        Executive Compensation                                          25
Item 10       Security Ownership of Certain Beneficial Owners and Management  25
Item 11       Certain Relationships and Related Transactions                  27
Item 12       Exhibits and Reports on Form 8-K                                27
Item 13       Signatures                                                      31

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV RAPID SCREENING TEST, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.
--------------------------------------------------------------------------------

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL



Saliva Diagnostic Systems, Inc., a Delaware corporation (the "Company"), is primarily engaged in the development, manufacturing and marketing of medical collection devices and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented proprietary platforms, offer significant advantages compared to existing competitive blood and saliva based devices, including ease-of-use, lower total costs, and significantly reduced risk of infection from collecting and handling specimens.

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

On January 17, 2001, the Company entered into a manufacturing agreement with CDS whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger between companies does not occur, the agreement has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

As at the date of this filing, the merger had not been completed.

The Merger, if approved, is expected to increase the uses of the Company's proprietary testing platforms in finger stick blood sampling, and oral fluid technology, for infectious disease testing and substance abuse testing. By building upon CDS complementary product portfolios of rapid immunoassay technologies, veterinary diagnostics and existing manufacturing and sales infrastructure, the Company intends to be more competitive and open up new markets.

On March 1, 2002, the Company submitted to the US Food and Drug Administration
(FDA) its application for an Investigational Device Exemption (IDE) for the Company's Hema-Strip HIV test. This is the initial step towards FDA approval to market and sell the test in the United States. The Company has not yet received any reply to its application. The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

The Company's capital requirements have been, and will continue to be, significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. Presently the company has a limited cash balance and is completely dependent on short-term placements to fund its daily operational needs. The Company is in negotiations for the placement of a $500,000 short-term loan. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 2002. Substantial additional financing will be required in 2002. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which will be available to the Company.

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York City and subsequently to Medford, NY. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and has entered into a supply agreement with Chembio Diagnostic Systems, Inc. to supply the Company's production needs. The Company believes that Chembio has been able to successfully utilize the technology.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,398,800 at December 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. SEE NOTE 2 OF NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS.

As of March 2002 the Company's common stock resumed trading on the NASD Bulletin Board market. Between May 2000 and February 2002, the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. SEE ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

MEDICAL SPECIMEN COLLECTION DEVICES. The Company markets a saliva medical specimen collectors in the United Kingdom as Omni-SAL(R) (known as Saliva-Sampler(R)in the U.S.) SEE "--MARKETING, SALES AND DISTRIBUTION."

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

In 2001 and 2000, research and development activities focused on the development of the Hema-Strip HIV rapid test including significant scale-up expenses by the contract manufacturer. The Company expended $463,738 and $503,004 in research and development costs, respectively, in fiscal years 2001 and 2000. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

The Company is currently marketing its medical specimen collection devices (Omni-SAL(R), and Saliva-Sampler(R)both in the

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

The license agreement expires on the later of January 31, 2111 or the date on which any patents for the Omni-SAL(R) technology expire. Under the license, Orgenics pays royalties on sales of Orgenics' products incorporating the Company's Omni-SAL(R) technology. In the event the Company ceases production of Omni-SAL(R), Orgenics has the option to purchase injection molds and equipment from the Company to produce Omni-SAL(R) subject to payment of royalties to the Company on sales of Omni-SAL(R) products produced and sold by Orgenics. No royalties from Orgenics have been recorded during 2000 and 2001, and there is no assurance that there will be any future royalties from Orgenics.

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

On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual Omni Swab sales to Resonance Limited for investment banking and other considerations. The balance of such royalties will continue to accrue to the Company.

Royalties earned under this agreement as of December 31, 2001 and 2000 aggregated $61,458 and $97,091, and the Company assigned to Resonance royalties of $54,434 and $56,890 for the years, respectively.

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

The Company discontinued its sales for most of fiscal year 2000 due to the closure of its manufacturing plant. Therefore it is possible that it has lost its customer base. If the Company is unsuccessful in reestablishing its business relationships with any of its major customers, it could have a material adverse effect on the Company's business, financial condition and results of operations. SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

The Company has one customer that has accounted for 68%of total revenues during 2001. The Company is uncertain that the customer will purchase comparable values of the Company's products in the future. The loss of this customer could have a material adverse effect on the Company.

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

The Company owns injection molding tools for production of parts related to Omni-SAL(R) and Saliva-Sampler(R) and its rapid test products. These tools are located at injection molders in the United States and Singapore.

Manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by Chembio, and the Company's injection molder, that they are in compliance with GMP and other FDA regulations. There can be no assurance that these companies will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP or that the Company will secure agreements with such manufacturers on acceptable terms.

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

Two of the Company's non HIV products, Saliva-Sampler (R) and Stat-Simple, have received FDA clearance through the 510(k) process for domestic distribution for IN VITRO diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices.

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

On March 1, 2002, the Company submitted to the US Food and Drug Administration
(FDA) its application for an Investigational Device Exemption (IDE) for the Company's Hema-Strip HIV test. This is the initial step towards FDA approval to market and sell the test in the United States. The Company has not yet received any reply to its application. The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

The Company is currently discussing performance of human clinical trials for its Hema-Strip HIV rapid test with several investigators. The Company has generated substantial supporting clinical data through investigations by others including Walter Reed Army Hospital, the Center For Disease Control and other studies done overseas. The Company is seeking the substantial additional financing it will need to perform the clinical trials required to support the IDE application. There can be no assurance that the Company will obtain this financing on favorable terms or at all, or that the Company will receive the IDE.

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

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments are due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, tuberculosis and hepatitis A. In 1998, the Company paid royalties of approximately $26,000 to Unilever PLC. Management believes that after review of its technology, and considering recent court decisions, the Company is not infringing on Unilever patents and no liability for 2000 and 2001 has been accrued.

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

EMPLOYEES

In February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, WA manufacturing and sales facility and relocated its offices to

New York. As of March 2002, the Company has one full time employee and various consultants.

FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements, within the meaning of the Federal securities laws. These include statements about expected revenues, earnings, expenses or other financial performance, future product performance or development, expected regulatory filings and approvals, planned business transactions, views of future industry or market conditions, other factors that could affect future operations or financial position, and statements that include the words believes, expects, anticipates, intends, plans, estimates, may, will, should, could, or similar expressions. Forward-looking statements are not guarantees of future performance or results. Known and unknown factors could cause actual performance or results to be materially different from those expressed or implied in these statements. Some of these factors are: ability to market products; impact of competitors, competing products and technology changes; ability to develop, commercialize and market new products; market acceptance of its testing products, ability to fund research and development and other projects and operations; ability to obtain and timing of obtaining necessary regulatory approvals; ability to develop product distribution channels; uncertainty relating to patent protection and potential patent infringement claims; ability to enter into international manufacturing agreements; obstacles to international marketing and manufacturing of products; loss or impairment of sources of capital; exposure to product liability and other types of litigation; changes in international, federal or state laws and regulations; changes in relationships with strategic partners and reliance on strategic partners for the performance of critical activities under collaborative arrangements; changes in accounting practices or interpretation of accounting requirements; equipment failures and ability to obtain needed raw materials and components; and general business and economic conditions. These and other factors that could cause the forward-looking statements to be materially different are described in greater detail in the Section entitled, Risk Factors, and elsewhere in this Report. Although forward-looking statements help to provide complete information about future prospects, they may not be reliable. The forward-looking statements are made as of the date of this Report and the Company undertakes no duty to update these statements.

RISK FACTORS

The following is a discussion of certain significant risk factors that could potentially affect the Company's financial condition, performance and prospects.

Competing Products

The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing. The Company's principal competitors have considerably greater financial, technical, and marketing resources. As new products enter the market, the Company's products may become obsolete or a competitor's products may be more effective or more effectively marketed and sold than the Company's. If the Company fails to maintain and enhance its competitive position, its customers may decide to use products developed by competitors which could result in a loss of revenues.

Ability to Develop New Products

In order to remain competitive, the Company must commit substantial resources each year to research and development. The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages, and during each stage there is a substantial risk that the Company will not achieve its goals and will have to abandon a product in which it has invested substantial amounts. The Company expects to continue to incur significant costs in its research and development activities. Moreover, there can be no assurance that the Company will succeed in its research and development efforts. If the Company fails to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by the Company's competitors, which would result in a loss of revenues.

Loss or Impairment of Sources of Capital

Although the Company has made significant progress toward controlling expenses, the Company has historically depended to a substantial degree on capital raised through the sale of equity securities to fund its operations. The Company's future liquidity and capital requirements will depend on numerous factors, including tooling costs, the success of product development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which existing and new products gain market acceptance, and competing technological and market developments. If additional financing is needed, the Company may seek to raise funds through the sale of equity securities.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,398,800 at December 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2002. Substantial additional financing will be required in 2002. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

Ability of the Company to Develop Product Distribution Channels

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. There can be no assurance that such companies will continue to be able to distribute the Company's products or that new distribution channels will be available on satisfactory terms.

Ability to Obtain and Timing of Regulatory Approvals

The Company is subject to strict government controls on the development, manufacture, labeling, distribution and marketing of its products. The Company often must obtain and maintain regulatory approval for a product from a country's national health or drug regulatory agency before the product may be sold in a particular country. The submission of an application to a regulatory authority does not guarantee that it will grant a license to market the product. Each authority may impose its own requirements and delay or refuse to grant approval, even though a product has been approved in another country.

In the Company's principal markets, the approval process for a new product can be complex and lengthy. The time taken to obtain approval varies depending on the nature of the application and may result in the passage of a significant period of time from the date of application. This increases the cost of developing new products and increases the risk that the Company will not succeed in introducing or selling them.

In addition, the European Union has established a requirement that diagnostic medical devices used to test biological specimens must receive regulatory approval known as a CE mark by December 2003. After that date, export to the European community of products without the CE mark will be stopped or delayed until the mark is received. This requirement will affect the Company's products presently sold in Europe. The Company will not be permitted to make European sales of its products for which a CE mark is not obtained by December 2003, which could lead to the termination of sales of those products in Europe. While the Company intends to apply for CE marks for certain of its existing and future products, and is not aware of any material reason why such approvals will not be granted, there can be no assurance that a CE mark will be received prior to the deadline.

Regulatory Compliance

The Company can manufacture and sell certain of its products, both in the United States and abroad, only if it complies with regulations of government agencies such as the FDA. The Company has implemented quality assurance and other systems that are intended to comply with applicable regulations. See the Section entitled Regulation for a further discussion of regulatory compliance matters.

Changes in Federal or State Law or Regulations

As described more fully above under Government Regulation, many of the Company's proposed and existing products are subject to regulation by the FDA and other governmental agencies. The process of obtaining required approvals from these agencies varies according to the nature of and uses for the product and can involve lengthy and detailed laboratory and clinical testing, sampling activities, and other costly and time-consuming procedures. Changes in government regulations could require the Company to undergo additional trials or procedures, or could make it impractical or impossible for the Company to market its products for certain uses, in certain markets, or at all. Other changes in government regulations, such as the adoption of the FDA's Quality System Regulation, may not affect the Company's products directly but may nonetheless adversely affect the Company's financial condition and results of operations by requiring that the Company incur the expense of changing or implementing new manufacturing and control procedures.

Ability to Market New Products

The Company's future success will depend partly on the market acceptance, and the timing of such acceptance, of its product line, and other new products or technologies that may be developed or acquired and introduced in the future. To achieve market acceptance, the Company must make substantial marketing efforts and spend significant funds to inform potential customers and the public of the perceived benefits of these products. The Company currently has limited evidence on which to evaluate the market reaction to products that may be developed, and there can be no assurance that any products will meet with market acceptance and fill the market need that is perceived to exist.

Reliance on Patents and Other Proprietary Rights

The diagnostics industry places considerable importance on obtaining patent, trademark, and trade secret protection, as well as other intellectual property rights, for new technologies, products and processes. The Company's success depends, in part, on its ability to develop and maintain a strong intellectual property portfolio for products and technologies both in the United States and in other countries. Litigation or other legal proceedings may be necessary to defend against claims of infringement or to enforce intellectual property rights, and could result in substantial costs and diversion of resources.

As appropriate, the Company intends to file patent applications and obtain patent protection for its proprietary technology. These patent applications and patents will cover, as appropriate, compositions of matter for the Company's products, methods of making those products, methods of using those products, and apparatus relating to the use or manufacture of those products. The Company will also rely on trade secrets, know-how and continuing technological advancements to protect its proprietary technology. The Company has entered, and will continue to enter, into confidentiality agreements with its employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and the Company may not be able to successfully protect its rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets and know-how.

To facilitate development and commercialization of a proprietary technology base, the Company may need to obtain licenses to patents or other proprietary rights from other parties. If the Company is unable to obtain these types of licenses, the Company's product development and commercialization efforts may be delayed.

The Company may collaborate with universities and governmental research organizations, which, as a result, may acquire part of the rights to any inventions or technical information derived from collaboration with them.

The Company may incur substantial costs in asserting or protecting its intellectual property rights, or in defending suits against it related to intellectual property rights. Disputes regarding intellectual property rights could substantially delay product development or commercialization activities. Disputes regarding intellectual property rights might include state or federal court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office. An adverse decision in any proceeding regarding intellectual property rights could result in the loss of the Company's rights to a patent, an invention, or trademark.

Patent Issues Affecting Hema-Strip HIV

There are factors that will affect the specific countries in which the Company will be able to sell its Hema-Strip rapid HIV test and therefore the overall sales potential of the test. One factor is whether the company can arrange a sublicense or distribution agreement related to patents for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent less than 2% of known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. HIV-2 patents are in force in most of the countries of North America and Western Europe, as well as in Japan, Korea, South Africa and Australia. Access to a license for one or more HIV-2 patents may be necessary to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Since HIV-2 patents are in force in the United States, the Company may be restricted from manufacturing its Hema-Strip rapid HIV test in the United States and selling into other countries, even if there were no HIV-2 patents in those other countries.

The importance of HIV-2 differs by country, and can be affected by both regulatory requirements and by competitive pressures. In most countries, any product used to screen the blood supply will require the ability to detect HIV-2, although the Hema-Strip rapid HIV test has not been intended for that market purpose. In other markets, including the United States, a test that can detect only the more prevalent HIV-1 type is generally considered sufficient, except in testing related to blood supply. Because the competitive situation in each country will be affected by the availability of other testing products as well as the country's regulatory environment, the Company may be at a competitive disadvantage in some markets without an HIV-2 product even if HIV-2 detection is not required by regulations.

International Marketing and Manufacturing

The Company intends to devote significant resources to increase international sales of its Hema-Strip HIV test and saliva collector products. However, in the past, it has not had significant direct experience with the governmental regulatory agencies in foreign countries that control sale of products into those countries. In addition to economic and political issues, a number of factors can slow or prevent international sales, or substantially increase the cost of international sales, including those set forth below:

o Regulatory requirements may slow, limit, or prevent the offering of products in foreign jurisdictions;

o Cultural and political differences may make it difficult to effectively market, sell and gain acceptance of products in foreign jurisdictions;

o Inexperience in international markets may slow or limit the Company's ability to sell products in foreign countries;

o Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and difficulties in managing international distributors or representatives may affect the Company's revenues even when product sales occur;

o The creditworthiness of foreign entities may be less certain and accounts receivable collection may be more difficult;

Product Liability Exposure

The Company may be held liable if any of its products, or any product which is made with the use or incorporation of any of the technologies belonging to the Company, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although the Company's contract manufacturer has obtained product liability insurance, this insurance may not fully cover potential liabilities. If the Company is sued for any injury caused by its products, its liability could exceed its total assets.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 3661 Horseblock Rd., Suite E, Medford, New York. The premises presently are rented on a month to month basis.

The Company believes that its existing facilities are adequate for its current requirements.

ITEM 3. LEGAL PROCEEDINGS

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

Settlement of Bernstein Claims

During 2000, SDS filed a lawsuit in the Supreme Court of the State of New York, County of New York, against one of its former directors, Paul Bernstein, asserting among other things, breach of fiduciary duty, interference with contractual and business relations, and defamation. In March 2001, the action was settled with Mr. Bernstein reimbursing the Company $25,000 for its legal expenses and resigning as a member of the Board of Directors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to $.001 par value, effective upon filing of an amendemnt to the certificate of incorporation to that effect. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day. The amendment was filed on March 18, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 2002, the Company's common stock has resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, the Company was delisted from the NASD Bulletin Board market and traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD.

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for each quarter in 2001 and 2000. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions. In addition, these stock quotations reflect prices prior to the March 2002 one-for-twenty-five reverse stock split.

                                                       HIGH      LOW
                                                       ----      ---
                         2001
                         First Quarter                $ 0.25   $ 0.07
                         Second Quarter                 0.14     0.03
                         Third Quarter                  0.07     0.04
                         Fourth Quarter                 0.05     0.01

                                                       HIGH      LOW
                                                       ----      ---
                         2000
                         First Quarter                $ 1.94   $ 0.24
                         Second Quarter                 1.25     0.15
                         Third Quarter                  0.52     0.14
                         Fourth Quarter                 0.36     0.11

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. There were approximately 576 shareholders of record and 8,000 beneficial owners of the Company's common stock at March 15, 2002. There were no cash dividends declared or paid in fiscal years 2001 or 2000. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2001 and 2000 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. On July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance Ltd., which had been assigned the outstanding balance of the note, elected as of July 2000 to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement for the Series B Preferred Stock, and Registration Rights Agreement, there was also due to the Series B Preferred Stockholders at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249. On August 1, 2000, these Stockholders elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance of 3,207,679 shares.

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

In December 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company was obligated to issue 82,023,266 shares of common stock.

The Company does not have at such date sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares, are recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements.

On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split, effective upon filing of an amendment to the certificate of incorporation to that effect. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day. The amendment was filed on March 18, 2002.

As of March 28, 2002, the Company's outstanding loans from stockholders, which are convertible into the Company's common stock, totaled $493,500 (See earlier paragraph regarding Helenka Bodner loan). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 188,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Statements below regarding future events or performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results are discussed more fully under the Sections entitled Forward-Looking Statements and Risk Factors in Item 1 and elsewhere in this Annual Report on Form 10-K. Although forward-looking statements help to provide complete information about the Company, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements.

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2001 and 2000, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control
(CDC), an agency of the United States government.

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York City and subsequently to Medford, NY. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and has entered into a supply agreement with Chembio Diagnostic Systems, Inc. to supply the Company's needs. The Company believes that it has successfully transferred its technology.

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

In November 2000, the Company entered into a letter of intent whereby the Company would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding approximately 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others, which can effect the terms of the deal. This transaction has not yet been completed.

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

On January 17, 2001, subsequent to the balance sheet date, the Company entered into a manufacturing agreement with CDS whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger between the companies does not occur, the agreement has a term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement also has mutual termination clauses based upon several different factors.

The Company has funded its operations with shareholder loans. During 2001, these loans exceeded $800,000. SEE LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,398,800 at December 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2002. Substantial additional financing will be required in 2002. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of product sales and royalties. Revenues increased 171% to $881,057 in 2001 from $325,640 in 2000. The Company has resumed sales activities during 2001 subsequent to the events of 2000 which included the closure of the Company's facility in Vancouver, WA; the necessity to transfer technology to an outside contractor; and the FDA warning letter received-SEE DOMESTIC REGULATIONS. The Company is uncertain at this time if it will be able to reestablish relations with its previous customers.

COST OF PRODUCTS SOLD. Costs of products sold increased to $ 269,108 (37% of product sales) in 2001 from $101,988 (36% of product sales) in 2000. The increase was attributable to increased sales activity.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased 8% to $ 463,738 in 2001 from $503,004 in 2000. The decrease was due to the greater costs incurred during 2000 during which time the Company closed its Vancouver, WA manufacturing facility, and the costs to transfer technology to the contract manufacturer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 3% to $420,095 in 2001 from $408,994 in 2000, primarily as a result of increased selling and marketing costs.

INTEREST EXPENSE AND LOAN FEES. Interest expense decreased to $112,951in 2001 from $362,620 in 2000 due to lower interest charges on debt the and the conversion of Convertible Debenture financings.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2021. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its capital requirements through the proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, the exercise of common stock purchase warrants and stock options and loans.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. At July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to certain previously issued and retired Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $0.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

Cash used in operating activities in 2001 was $(766,623). This was primarily a result of a net loss of $(396,383) and decreases in accounts payable and accrued expenses.

Accrued expenses totaled $89,619 at December 31, 2001 compared to $470,183 at December 31, 2000. The reduction is primarily attributable to an agreed upon conversion of payables to common stock in December 31, 2001.

Cash provided by investing activities in 2001 was $30,000, which represented customer deposits.

Cash provided by financing activities in 2001 was $755,820. This was primarily a result of net proceeds of $815,648 from corporate borrowings from shareholders, less repayment of such proceeds.

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

In December 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

The Company does not yet have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares, are recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements. On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to $.001 par value, effective upon filing of an amendment to the certificate of incorporation to that effect. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day. The amendment was filed on March 18, 2002.

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

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements, together with the report thereon of Lazar, Levine & Felix, LLP are included in this report as follows:

F-1      Report of Lazar, Levine & Felix, LLP  -December 31, 2001 and 2000

F-2      Consolidated Balance Sheet as of December 31, 2001

F-3      Consolidated Statements of Operations -
             For the Years Ended December 31, 2001 and 2000

F-4      Consolidated Statement of Stockholders' Equity -
             For the Years Ended December 31, 2001 and 2000

F-5      Consolidated Statements of Cash Flows -
             For the Years Ended December 31, 2001 and 2000

F-6      Notes to Consolidated Financial Statements

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                            DIRECTORS OF THE COMPANY
--------------------------------------------------------------------------------
NAME OF DIRECTOR   AGE   POSITION WITH THE COMPANY
----------------   ---   -------------------------------------------------------
Leo Ehrlich        43    President, Chief Executive Officer, Secretary, and
                           Director
Joseph Levi        42    Director

The following are brief summaries of the business experience of the directors of the Company during 2001, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

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

                        EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
    NAME      AGE   CURRENT POSITION(S) WITH COMPANY
-----------   ---   ------------------------------------------------------------
Leo Ehrlich   43    President, Chief Executive Officer, Secretary

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

The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 2001 to February 28, 2002.

No Form 3, 4, or 5 has been filed by any Reporting Person during the relevant period.

ITEM 9. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2001 and 2000 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer.

                                                   SUMMARY COMPENSATION TABLE
                                                      ANNUAL COMPENSATION (1)                       LONG TERM COMPENSATION
                                               Fiscal                      Other Annual        Awards Securities
                Compensation                    Year        Salary         Compensation      Underlying Options (#)    All Other
-----------------------------------------      ------     ----------       ------------      ----------------------    ---------
Leo Ehrlich                                     2001       $68,750
   President, Chief Executive Officer and
   Chief Financial Officer                      2000       $75,000

      Amounts shown include compensation earned in each respective fiscal year.

      No bonuses were paid in any of the fiscal years reported.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 31, 2002 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

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

In December, 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

The Company did not yet have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares, are recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements.

                                              December 31, 2001 (1)                  After Amendment (5)
                                        ---------------------------------     ---------------------------------
                                        Shares          Percent of Shares     Shares          Percent of Shares
                                        beneficially    Beneficially          beneficially    Beneficially
Name and Address Of Beneficial Owner    Owned           Owned                 Owned (2)       Owned
------------------------------------    ------------    -----------------     ------------    -----------------
Resonance Limited                          8,162,475                26.9%     5,353,672                58.8%
c/o Peregrine Corporate Services
Burleigh Manor, Peel Road
Douglas Isle, Isle of Man

Biscount Overseas Limited                 11,078,985                36.5%       522,628                 5.7%
c/o David Freund
Torah Mizion 14
Jerusalem, Israel

Kenneth J. McLachlan (4)                   2,170,000                 7.1%        86,800                   *
607 Collingwood House
Dolphin Square
London SW1 3NF England

Helenka Bodner                                     0                   *      2,795,735                30.7%
1337 E. 9th St
Brooklyn, NY 11230

Leo Ehrlich (3)                                    0                   *              0                   *
c/o Saliva Diagnostic Systems, Inc.
3661 Horseblock Rd
Medford, NY 11763

Joe Levi (3)                                       0                   *              0                   *
c/o Saliva Diagnostic Systems, Inc.
3661 Horseblock Rd
Medford, NY 11763

All Executive Officers, Directors and              0                   *              0                   *
Director nominees as a group

*     Denotes beneficial ownership of less than 1%.

(1)   Before issuance of shares pursuant to agreed upon December 2001 Conversion

(2) After issuance of shares pursuant to agreed upon December 2001 Conversion and giving effect 1:25 Reverse Split.

(3)   Mr. Ehrlich and Mr. Levi are directors of the Company.

(4) Includes 20,000 shares registered in the name of Bank of Bermuda Trust Company, trustee for the Morar Trust, an irrevocable trust established for the benefit of Mr. McLachlan's children. Also includes 50,000 shares registered in the name of Reads Trust Company Limited, trustee of an irrevocable trust established for the benefit of Mr. McLachlan's children. Mr. McLachlan has no power to vote or dispose of these shares pursuant to the terms of the trusts. Includes options to purchase 100,000 shares of common stock which were granted to International Business Consultants, a Jersey company, of which Mr. McLachlan is a principal, in connection with consideration paid by the Company to International Business Consultants for Mr. McLachlan's services to the Company. Also includes options to purchase 1,000,000 shares of common stock, as settlement for termination. SEE ITEM 3 "LEGAL PROCEEDINGS"

(5) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from March 31, 2002 are considered outstanding for the purpose of calculating the percentage of common stock owned by such person but not for the purpose of calculating the percentage of common stock owned by any other person.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

As a result of the Company's failure to comply with its obligations pursuant to the Securities Purchase Agreement and Registration Rights Agreement, there was also due to Biscount at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249.33. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the retired Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount of 3,207,679 shares.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. Helenka Bodner assigned the Note to Resonance Ltd. At July 31st, 2000, the sum advanced under said loan was $855,583.66 and accrued interest of $25,960. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Resonance elected to convert the amount due into shares of the Company's Common Stock at $.108 per share, resulting in the issuance to Resonance of 8,162,475 shares.

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

In December 2001, subsequent to the balance sheet date, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares of the Company's common stock. The conversion price in each instance was $.0075 share. As a result the Company is obligated to issue 82,023,266 shares of common stock.

The Company did not have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company has a legal obligation to issue such shares, but they are not reflected in the computation of shares in the 2001 Financial Statements.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

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

11.5        Earnings Per Share

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

Dated:   April 15, 2002

                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By: /s/ Leo Ehrlich
                                       -----------------------------------------
                                       Leo Ehrlich
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                           TITLE                        DATE
/s/ Leo Ehrlich            President, Chief Executive Officer,
---------------------     Chief Financial Officer and Director    April 15, 2002
Leo Ehrlich                  (principal accounting officer)

/s/ Joseph Levi                         Director                  April 15, 2002
---------------------
Joseph Levi

                          Independent Auditors' Report


To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.
Medford, New York

We have audited the accompanying consolidated balance sheet of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



                                        s/Lazar Levine & Felix LLP
                                        ----------------------------------------
                                        Lazar Levine & Felix LLP


New York, NY
March 20, 2002

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                             December 31
                                                                                            ------------
                                                                                                2001
                                                                                            ------------
                                 ASSETS (Note 6)
Current assets:
      Cash and cash equivalents                                                             $     19,197
      Accounts receivable, less allowance for doubtful accounts of $5,000                         12,711
      Royalty receivable (Note 12)                                                                14,099
      Due from affiliate (Note 13)                                                                97,565
                                                                                            ------------
          Total current assets                                                                   143,572
                                                                                            ------------

Property and equipment, less accumulated depreciation of $431,405  (Note 3)                      105,318
                                                                                            ------------

Patents and trademarks, less accumulated amortization of $86,129 (Note 6)                         75,511
Deposits                                                                                           1,300
                                                                                            ------------
                                                                                                  76,811
                                                                                            ------------
                                                                                            $    325,701
                                                                                            ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Note payable - auto (Note 6)                                                          $      6,305
      Note payable - shareholders (Note 5)                                                       499,998
      Accounts payable                                                                           383,940
      Accrued expenses (Note 4)                                                                   89,619
      Customer deposits                                                                           39,300
                                                                                            ------------
          Total current liabilities                                                            1,019,162

Long-term debts:
      Note payable - shareholders (Notes 5 and 6)                                              1,446,445
                                                                                            ------------
          Total liabilities                                                                    2,465,607
                                                                                            ------------

Commitments and Contingencies (Notes 11, 12, 13, 14, and 15)

Shareholders' deficit:
      Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued
      and outstanding                                                                                 --
      Common stock, $.01 par value, 50,000,000 shares authorized, issued and outstanding:
       30,377,864 (Notes 5, 7, 9 and 12)                                                         303,779
      Additional paid-in capital                                                              35,955,115
      Accumulated deficit                                                                    (38,398,800)
                                                                                            ------------
          Total shareholders' deficit                                                         (2,139,906)
                                                                                            ------------
                                                                                            $    325,701
                                                                                            ============


   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Years Ended December 31,
                                                          ----------------------------
                                                              2001            2000
                                                          ------------    ------------
Revenues:
         Product sales                                    $    731,467    $    285,439
         Royalty income (Notes 12 and 14)                      149,590          40,201
                                                          ------------    ------------
                  Total revenues                               881,057         325,640
                                                          ------------    ------------
Costs and expenses:
         Cost of products sold                                 269,108         101,988
         Research and development expenses                     463,738         503,004
         Selling, general and administrative expenses          420,095         408,994
                                                          ------------    ------------
                  Total costs and expenses                   1,152,941       1,013,986
                                                          ------------    ------------

(Loss) from operations                                        (271,884)       (688,346)

Interest income                                                     --               9

Interest (expense)                                            (112,951)       (362,620)
Other (expense) income                                         (11,548)         77,510
                                                          ------------    ------------

Net (loss) (Note 10)                                          (396,383)       (973,447)

Dividends including deemed dividends on preferred stock             --              --
                                                          ------------    ------------

Net (loss) available to common stockholders               $   (396,383)   $   (973,447)
                                                          ============    ============

Basic and diluted (loss) per share                        $      (0.01)   $      (0.05)
                                                          ============    ============

Shares used in basic and diluted per share calculations     29,902,959      21,069,266
                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                          Series 1998-B
                                                       Common Stock      Preferred Stock  Additional
                                                  ---------------------  ---------------    Paid-in      Accumulated
                                                    Shares      Amount    Shares  Amount    Capital        Deficit          Total
                                                  ----------   --------  -------  ------  -----------   -------------   ------------
Balances, January 1, 2000                         16,227,710   $162,277       --   $ --   $34,279,839   $(37,028,970)   $(2,586,854)
Options issued as a part of legal settlement
   to non-employee                                        --         --       --     --        50,000             --         50,000
Issuance of common stock in connection with
   legal settlements                               1,080,000     10,800       --     --       449,113             --        459,913
Issuance of common stock to former employees          10,000        100       --     --         1,440             --          1,540
Conversion of notes payable including
   280,083 shares issued for accrued interest      3,207,679     32,077       --     --       314,353             --        346,430
Conversion of notes payable to an affiliate
   including 240,370 shares issued for
   accrued interest                                8,162,475     81,625       --     --       799,922             --        881,547
Issuance of 70,000 shares to consultant for
   services                                           70,000        700       --     --        16,100             --         16,800
Net (Loss)                                                --         --       --     --            --       (973,447)      (973,447)
                                                  ----------   --------   ------   ----   -----------   ------------    -----------
Balances, December 31, 2000                       28,757,864    287,579       --     --    35,910,767    (38,002,417)    (1,804,071)
Warrants issued as a part of legal
  settlement to non-employee                              --         --       --     --         3,757             --          3,757
Issuance of shares related to
  previously recorded settlement                     600,000      6,000       --     --        27,600             --         33,600
Issuance of 1,020,000 shares to
  consultants for services                         1,020,000     10,200       --     --        10,200             --         20,400
Options issued as a part of legal settlement
  to non-employee                                         --         --       --     --         2,791             --          2,791
Net (Loss)                                                --         --       --     --            --       (396,383)      (396,383)
                                                  ----------   --------   ------   ----   -----------   ------------    -----------
Balances, December 31, 2001                       30,377,864   $303,779       --   $ --   $35,955,115   $(38,398,800)   $(2,139,906)
                                                  ==========   ========   ======   ====   ===========   ============    ===========


   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                                 --------------------------
                                                                                    2001           2000
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                       $  (396,383)   $  (973,447)
Adjustments to reconcile net (loss) to net cash used in operating activities:
         Depreciation and amortization                                                45,164         30,056
             Bad debt expense                                                         26,594          7,614
         Option issuance for litigation settlement                                     2,791         50,000
             Warrant issuance for litigation settlement                                3,757             --
         Stock issuance for litigation settlement                                     33,600             --
         Stock issuance for consulting services                                       20,400         16,800
Changes in current assets and liabilities:
         Accounts receivable                                                          37,275        (87,702)
         Royalty receivable                                                           27,672             --
         Due from affiliate                                                          (46,008)            --
         Inventories                                                                      --        138,334
         Restricted cash                                                                  --         20,127
         Prepaid expenses and deposits                                                    --          4,623
         Accounts payable and accrued expenses                                      (501,485)      (143,655)
         Unearned royalties                                                          (20,000)       (25,000)
                                                                                 -----------    -----------
                  Net cash (used) in operating activities                           (766,623)      (962,250)
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment                                           --       (106,737)
         Deposits                                                                     30,000        (25,320)
                                                                                 -----------    -----------
                  Net cash provided by (used in) investing activities                 30,000       (132,057)
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from shareholder loans                                             815,648      1,283,583
         Bank overdraft                                                              (10,728)        10,728
         Net (repayments) of line of credit                                               --       (191,296)
         Repayment of shareholder loans                                              (39,993)            --
         Repayment of auto loan                                                       (9,107)        (9,529)
                                                                                 -----------    -----------
                  Net cash provided by financing activities                          755,820      1,093,486
                                                                                 -----------    -----------
Net decrease in cash and cash equivalents                                             19,197           (821)
Cash and cash equivalents, beginning of year                                              --            821
                                                                                 -----------    -----------
Cash and cash equivalents, end of year                                           $    19,197    $        --
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                           $    51,660    $     9,504
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Conversion of accounts payable to note payable                                   $    67,643    $        --
Conversion of notes payable and accrued interest into common stock               $        --    $ 1,227,977
During December 2001, a note payable to a law firm, as well as accrued interest on the note and accounts payable to the law firm were repaid
         directly by a shareholder                                               $   831,271    $        --


   The accompanying notes are an integral part of these financial statements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES:

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SDS International, Ltd. (inactive). All significant inter-company accounts and transactions have been eliminated.

      BASIS OF PRESENTATION

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

      Leasehold improvements are amortized over the lives of the related lease. Useful lives are generally as follows:

      Machinery and equipment                                    seven years
      Vehicles                                                   five years

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED):

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

      A net loss was reported in the both 2001 and 2000, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED):

      CONCENTRATION OF CREDIT RISK

      Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer its technology to an outside contractor, and the FDA warning letter received (see Note 12); the Company may not be able to re-establish its relations with its customers. The Company will need to solicit primarily foreign customers for its products, which may subject the Company to higher than ordinary credit risks.

      USE OF ESTIMATES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

      ADVERTISING COSTS:

      Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2001 and 2000, advertising costs aggregated $38,097 and 0, respectively.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of these standards is not expected to have a material effect on the Company's operating results or financial condition.

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. This new standard does not have any impact on the Company's operating results and financial position.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


2.    SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

      SIGNIFICANT OPERATING LOSSES - ACCUMULATED DEFICIT

      Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,398,800 at December 31, 2001. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company is delinquent in payments of certain obligations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2000 and 2001 (See Note 5), substantial additional financing will be required in 2002.

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


3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:


                                                           -----------------
                                                           December 31, 2001
                                                           -----------------
      Machinery and equipment                                $     506,420
      Leasehold improvements                                         5,362
      Vehicles                                                      24,941
                                                             -------------
                                                                   536,723
      Less: accumulated depreciation and amortization             (431,405)
                                                             -------------
                                                             $     105,318
                                                             =============

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


4.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                           -----------------
                                                           December 31, 2001
                                                           -----------------
      Accrued interest                                        $        --
      Accrued wages and salaries                                       --
      Accrued payroll taxes                                            --
      Accrued legal expense                                        89,619
      Other accrued liabilities                                        --
                                                              -----------
                                                              $    89,619
                                                              ===========

5.    LOANS FROM SHAREHOLDERS

      At December 2001, amounts were loaned to the Company by three shareholders aggregating $1,446,445. These amounts are described as follows:

      First Shareholder

      Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The balance at December 31, 2001 was $988,948. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

      On December 31, 2001, the shareholder elected to convert an aggregate total of $488,950 into 65,193,375 shares of the Company's common stock.

      Second Shareholder

      As of December 31, 2001, another shareholder of the Company also elected to convert a total of $14,900 in convertible debt into 1,986,723 shares of the Company's common stock.

      Third Shareholder

      As of December 31, 2001, the outstanding balance due this shareholder was $942,595. Of this amount, $831,271 was related to funds loaned to the Company to retire secured debt consisting of a note and other obligations from a law firm (See Note 6). The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed this shareholder, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share. The remaining balance of $111,314 was also converted into 14,843,168 shares of the Company's common stock.

      As a result of the aforementioned agreed upon conversions, the amounts to be converted, which existed at December 31, 2001, have been reflected as long-term liabilities on the Company's 2001 balance sheet. Also, the Company is obligated to issue an aggregate total of 192,859,381 shares of common stock to the shareholders. The Company does not yet have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares (See Note 15).

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


6.    NOTES PAYABLE

      LAW FIRM

      In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bears interest at 10% per annum. This note is payable upon demand and is secured by a first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties.

      In December 2001, one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to the law firm, consisting of notes, other payables and accrued interest in the amount of $831,271. In satisfaction of that debt now owed to the shareholder, the Company agreed to convert the debt into 110,836,115 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share (See Note
      5).

      AUTOMOBILE

      In September of 2000, the Company purchased an automobile with financing from the automobile dealership. The note requires 24 monthly payments of $701 and is due in September of 2002. The dealership has a security interest in the automobile. As of December 31, 2001, the balance due under this note was $6,305.

7.    STOCK ISSUANCES

      On February 20, 2000, the Company entered into an agreement with its former landlord. The Company was to surrender and vacate the premises located at the East Ridge Business Park in Vancouver, Washington, by March 1, 2000. In connection with the agreement, the Company paid $15,000 for back rent and expenses and in consideration for the landlords release of any claims against the Company, the Company issued 40,000 shares of unregistered and legended stock. These shares will be included in the next registration statement of the Company. Based upon the value of the Company's common stock on the date of issuance, the Company adjusted its 1999 rent expense to reflect the ultimate settlement.

      In February 1999, a demand for arbitration with the American Arbitration Association was filed by Fremont Novo Sciences, LLC, a former distributor of the Company's products in India. The demand alleged that the Company wrongfully terminated and breached the Sub-License Agreement among the Company, SDS Singapore and Fremont. The demand sought a declaration that the Sub-License Agreement remain in effect and damages in an amount to be determined, including lost profits. In April 1999, the Company filed an answering statement denying Fremont's claims and seeking damages in an amount to be determined for Fremont's breach and non-performance of the Sub-License Agreement and for tortuous interference with the Company's business and contracts. On June 6, 2000, the Company entered into a settlement agreement whereby the aforementioned sub-licensing agreement was terminated in exchange for $30,000 in cash as well as 30,000 shares of unregistered Company common stock. Fremont does however have piggyback registration rights with regard to the issued stock. The agreement also calls for the issuances of stock purchase warrants to purchase at $0.25 per share an additional 50,000 shares of unregistered Company common stock. The purchase warrant becomes effective one year from the settlement date and expires sixty months from the settlement date. These warrants were valued at $3,757. As an additional part of the settlement, the Company granted Fremont a five-year exclusive sub-licensing agreement to sell any and all products currently or hereinafter developed, manufactured or sold by the Company and/or its affiliates to certain middle eastern countries. This royalty free agreement gives Fremont exclusive rights in Saudi Arabia, UAE, Bahran, Oman, Jordan, Pakistan, Iraq, Iran and Egypt.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


7.    STOCK ISSUANCES (CONTINUED):

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

      In October 1999, the Company committed to issue 1,000 shares of the Company common stock to each of ten former employees. These shares bear a restrictive legend. The shares were ultimately issued in August of 2000. The Company has recorded additional compensation expense and a related accrual of $1,540 on the 1999 financial statements.

      As a result of the Company's failure to comply with its obligations pursuant to a Securities Purchase Agreement for Series B Preferred Stock, and Registration Rights Agreement, there was due to Biscount Overseas Limited, a shareholder, at December 31, 1999 the amount of $316,180, together with accrued interest thereon of $30,249. On August 1, 2000, Biscount elected to convert same into shares of Common Stock on the same terms of the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days or $.108 per share), resulting in the issuance to Biscount of 3,207,679 shares

      Pursuant to the terms of loan agreement with a shareholder, at July 31, 2000, the sum advanced under said loan was $855,584 and accrued interest of $25,960. In July 2000, the shareholder elected to convert the amount due into shares of the Company's common stock at $.108 per share, resulting in the issuance to the shareholder of 8,162,475 shares.

      In October 2000, the Company issued 70,000 shares of restricted common stock to consultants for services provided. The Company valued these services based on the fair value of its common stock and accordingly recorded a consulting expense of $16,800.

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

      See Note 12 for stock issuance related to litigation settlements.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


8.    NASDAQ DELISTING

      Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets

      As of May 2000, the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. During March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV".

9.    STOCK-BASED COMPENSATION PLANS

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

      The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2001 and 2000:

                                         Number of
                                          Options    Option Price Range
                                         ---------   ------------------
      Outstanding at January 1, 2000       175,000      $4.06 - $4.06
      Options granted                    1,000,000               0.25
      Options exercised                         --                 --
      Options expired or canceled               --                 --
                                         ---------      -------------
      Outstanding at December 31, 2000   1,175,000      $0.25 - $4.06
                                         ---------      -------------
      Options granted                      100,000               0.20
      Options exercised                         --                 --
      Options expired or canceled               --                 --
                                         ---------      -------------
      Outstanding at December 31, 2001   1,275,000      $0.20 - $4.06
                                         =========      =============

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


9.    STOCK-BASED COMPENSATION PLANS (CONTINUED):

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 (CONTINUED):

      The Company has elected to account for its stock-based compensation plans using APB 25.

      The pro forma net loss and loss per share for the fiscal years ended December 31, 2001 and 2000 would have been the same as presented in these financial statements since the only options issued in 2001 and 2000 were as a result of a legal settlement and therefore are already included in the year 2001 shareholders' deficit.

      The fair value of option grants was estimated on the date of grant using Black-Scholes option -pricing model with weighted average assumptions for the years ended December 31, 2001 and 2000: risk free interest rate of 3.79% and 5.79%; volatility of 157%; and expected life of 4 and 3 1/2 years, respectively.

      The following table summarizes the information about stock options outstanding at December 31, 2001:

                                  Options Outstanding                                         Options Exercisable
      ---------------------------------------------------------------------------   ---------------------------------------
                               Number         Weighted Average        Weighted                                  Weighted
                           Outstanding at        Remaining            Average                                   Average
      Range of Exercise     December 31,      Contractual Life     Exercise Price   Number Exercisable at    Exercise Price
      Prices Per Share          2001              (Months)           Per Share        December 31, 2001        Per Share
      $ 0.20-$4.06            1,275,000             50                $ 0.77                1,275,000           $ 0.77

      The following table summarizes the information about warrants outstanding:

                                        Number of Warrants   Warrant Price Range
                                        ------------------   -------------------
      Outstanding at January 1, 2000      147,722             $3.375 - $13.40
      Warrants granted                         --                          --
      Warrants cancelled                       --                          --
                                          -------             ---------------
      Outstanding at December 31, 2000    147,722             $3.375 - $13.40
                                          -------             ---------------
      Warrants granted                     50,000                        0.25
      Warrants cancelled                   (6,000)                         --
                                          -------             ---------------
      Outstanding at December 31, 2001    191,722             $ 0.25 - $13.40
                                          =======             ===============

      Of the above warrants, 22,766 expire in 2002, 110,000 in 2003, 8,956 in 2004, and 50,000 in 2006.

10.   INCOME TAXES

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

      The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2021. The Internal Revenue Code rules under
      Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock (See Note 13).

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


11.   OPERATING LEASES

      The Company's executive office is currently located in Medford, New York in a facility it sublets on a month-to-month basis.

      Rent expense for the years ended December 31, 2001 and 2000 aggregated $11,125 and $25,050 respectively.

12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION AND SETTLEMENTS

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

      As of December 31, 2001, $89,619 is outstanding under this claim, which is currently in default.

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

      Based upon the fair value of the stock and options issued to Mr. McLachlan the Company had reflected a liability to Mr. McLachlan of $430,000 on the December 31, 1999 financial statements. This liability was reversed against equity in 2000 when the shares were issued. The option was valued at the date of grant in November 2000 and accordingly a $50,000 expense has been reflected.

      SETTLEMENT OF BARNES CLAIMS

      On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 600,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      LITIGATION AND SETTLEMENTS (CONTINUED):

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

      OTHER CONTINGENCIES

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

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      OTHER CONTINGENCIES (CONTINUED):

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

      In September 2000, the Company received a warning from the United States Food and Drug Administration (FDA) prohibiting the Company from selling or exporting its HIV diagnostic products until such time that the warning letter is rescinded. Subsequent to an audit by the FDA in 2001, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc. (See
      Note 14), was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

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

      ECONOMIC DEPENDENCY

      For the year ended December 31, 2001, sales to one customer were in excess of 10% of the Company's total sales. Sales to this customer were approximately $607,000 and there were no accounts receivable from the customer as of December 31, 2001. The Company is uncertain that the customer will purchase comparable values of the Company's products in the future. The loss of this customer could have a material adverse effect on the Company.

      For the year ended December 31, 2001 purchases from one affiliated supplier were in excess of 10% of the Company's total purchases. The purchases through December 31, 2001 were approximately $148,000. The corresponding accounts payable at December 31, 2001, to the supplier, aggregated approximately $3,000.

      LICENSING AGREEMENT

      Immuno chromatography, the principle on which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC. Management believes that due to recent court decisions, the Company presently is not infringing on Unilever patents and no liability for 2000 or 2001 has been incurred.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

      OTHER CONTINGENCIES (CONTINUED):

      INSURANCE

      Due to a lack of operations for the years ended December 31, 2001 and 2000, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate these eliminated coverages.

      ROYALTIES

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

      On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company.

      Royalties earned under this agreement as of December 31, 2001 and 2000, aggregated $61,458 and $97,091, respectively and the Company assigned to Resonance royalties of $54,434 and $56,890 for these years, respectively.

13.   LETTER OF INTENT

      In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition will be accounted for as a reverse acquisition and will result in the CDS shareholders holding about 75% of the common stock of the Company. The agreement contains several contingency provisions regarding additional financing, liability provisions and others, which can effect the terms of the deal. As of December 31, 2001 and at the date of this report, the acquisition had not been completed.

      An additional part of this agreement calls for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances are to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of December 31, 2001, the Company had advanced $499,998 under this agreement. In the event the acquisition is not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company will be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

                SALIVA DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


13.   LETTER OF INTENT (CONTINUED):

      Of the amounts advanced under this agreement, net of expenses incurred on behalf of the Company through December 31, 2001 $97,565, is reflected as a current asset "Due from affiliate".

14.   MANUFACTURING AGREEMENT

      On January 17, 2001, the Company entered into a manufacturing agreement with Chembio Diagnostic Systems, Inc. (CDS) whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS an exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger (See Note 13) between the companies does not occur, the agreement will remain in effect until at least November 30, 2001, but has an actual term of five years. The agreement also specifies the price CDS will charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement has mutual termination clauses based upon several different factors.

      Royalties earned under this agreement through December 31, 2001 aggregated $142,566.

15.   SUBSEQUENT EVENTS

      On January 31, 2002, subsequent to the balance sheet date, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to $.001 par value, effective upon filing of an amendment to the certificate of incorporation to that effect. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day. The amendment was filed on March 18, 2002.

      During March 2002, the Company's common stock resumed trading on the NASD Bulletin Board. with a new symbol "SVAD".