Form 10QSB
period 2002-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2002-06-04
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                          3661 Horseblock Rd., Suite E
                                Medford, NY 11763
              (Address of principal executive offices and zip code)

                                 (212) 937-3801
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2002, 8,929,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes |_|    No |X|

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB

                                      INDEX

PART I FINANCIAL INFORMATION                                            Page No.

  Item 1. Financial Statements

          Consolidated Balance Sheets - March 31, 2002
          (unaudited) and December 31, 2001                                3

          Consolidated Statements of Operations - Three Months
          Ended March 31, 2002 and 2001 (unaudited)                        4

          Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2002 and 2001 (unaudited)           5

          Notes to Consolidated Financial Statements (unaudited)           6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11

PART II    OTHER INFORMATION

  Item 1. Legal Proceedings                                               15

  Item 2. Changes in Securities                                           15

  Item 3. Defaults upon Senior Security                                   15

  Item 4. Submission of Matters to a Vote of Security Holders             15

  Item 5. Other Information                                               15

  Item 6. Exhibits and Reports on Form 8-K                                15

  Signatures                                                              15

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2002     December 31,2001
                                                           (unaudited)
                                                         --------------     ----------------
                         Assets
Current assets:
  Cash and cash equivalents                               $        704       $     19,197
  Accounts receivable, less allowance for
         doubtful accounts $5,000                               40,684             12,711
  Royalty receivable                                            19,058             14,099
  Due from affiliate (Notes 5 and 6)                            97,565             97,565
  Other current assets                                           1,132                 --
                                                          ------------       ------------
     Total current assets                                      143,572            159,143

Property and equipment, less accumulated
  depreciation of $438,803(2002) and $431,405(2001)             97,920            105,318
Patents and trademarks, less accumulated
  amortization of $88,506 (2002) and $86,129(2001)              73,134             75,511
Deposits                                                         1,300              1,300
                                                          ------------       ------------
                                                          $    331,497       $    325,701
                                                          ============       ============

      Liabilities and Stockholders' Equity (Note 10)
Current liabilities:
  Note Payable - auto                                     $      4,253       $      6,305
  Notes payable - shareholders (Note 8)                        521,039            499,998
  Accounts payable                                             391,283            383,940
  Accrued expenses (Note 7)                                    114,654             89,619
  Customer deposits                                              9,300             39,300
                                                          ------------       ------------
     Total current liabilities                               1,040,529          1,019,162

Long-term debts:
  Notes payable - shareholders (Note 9)                             --          1,446,445
                                                          ------------       ------------
     Total liabilities                                       1,040,529          2,465,607
                                                          ------------       ------------

Commitments and Contingencies (Notes 5,6 and 10)

Shareholders' deficit:
  Common stock, $.001 par value, 50,000,000
     shares authorized, issued and outstanding:
     8,929,491 shares (2002) and 1,215,115 shares
     (2001)(notes 8 and 9)                                       8,929              1,215
  Additional paid-in capital                                37,696,410         36,257,679
  Accumulated deficit                                      (38,414,371)       (38,398,800)
                                                          ------------       ------------
     Total shareholders' deficit                              (709,032)        (2,139,906)
                                                          ------------       ------------
                                                          $    331,497       $    325,701
                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                         -----------------------------
                                                            2002              2001
                                                         -----------       -----------
Revenues:
        Product Sales                                    $   129,245       $     4,600
        Royalty Income                                         2,975             1,500
                                                         -----------       -----------
                                                             132,220             6,100

Cost of products sold                                         28,496             7,320
                                                         -----------       -----------

Gross profit (loss)                                          103,724            (1,220)
                                                         -----------       -----------

Operating expenses:
        Research and development expense                          --            55,328
        Selling, general and administrative expense          104,766           143,962
                                                         -----------       -----------
                                                             104,766           199,290
                                                         -----------       -----------

                 (Loss) from operations                       (1,042)         (200,510)

Interest (expense)                                           (14,529)          (27,179)
                                                         -----------       -----------

        Net (loss) to common stockholders (Note 11)      $   (15,571)      $  (227,689)
                                                         ===========       ===========

Basic net (loss) per share (Note 4)                      $     (0.01)      $     (0.20)
                                                         ===========       ===========

Shares used in basic net (loss) per share
        calculations (Notes 1 and 9)                       2,415,129         1,150,315
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2002             2001
                                                              -----------       ---------
Cash Flows From Operating Activities:
       Net (loss)                                             $   (15,571)      $(227,689)
       Adjustments to reconcile net (loss) to net cash
              (used) in operating activities:
       Depreciation and amortization                                9,775          11,292
       Write off of accounts receivable                                --          26,594

       Changes in current assets and liabilities:
       Accounts receivable                                        (27,973)         38,418
       Royalty receivable                                          (4,959)         33,701
       Other current assets                                        (1,132)             --
       Due from affiliate                                              --        (180,350)
       Accounts payable and accrued expenses                       32,378         (23,773)
       Deposits                                                   (30,000)             --
       Unearned Royalties                                              --          (5,000)
                                                              -----------       ---------

              Net cash (used) in operating activities             (37,482)       (326,807)
                                                              -----------       ---------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                            53,041         327,219
       Repayment of long term debt and capital lease
              obligations                                         (34,052)         (2,802)
       Bank overdraft                                                  --           2,390
                                                              -----------       ---------

              Net cash provided by financing activities            18,989         326,807
                                                              -----------       ---------

       Net (decrease) in cash and cash equivalents                (18,493)             --

       Cash and cash equivalents, beginning of period              19,197              --
                                                              -----------       ---------

       Cash and cash equivalents, end of period               $       704       $      --
                                                              ===========       =========

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest               $        --       $     456

Supplemental Disclosure of Non-Cash Information:
       Conversion of shareholder loans into common stock      $ 1,446,445       $      --

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1. Description of Business/Basis of Presentation

Saliva Diagnostic Systems, Inc., a Delaware corporation (the "Company"), is primarily engaged in the development, manufacturing and marketing of medical collection devices and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented proprietary platforms, offer significant advantages compared to existing competitive blood and saliva based devices, including ease-of-use, lower total costs, and significantly reduced risk of infection from collecting and handling specimens

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2001 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 18, 2002. (See Note 9)

2. Substantial doubt regarding ability to continue as a going concern

Significant operating losses - accumulated deficit Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,414,371 at March 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2001, substantial additional financing will be required through 2002.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

2. Substantial doubt regarding ability to continue as a going concern
(Continued)

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

3. New Accounting Standards

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this Standard to have a material effect on our financial condition, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and certain of the accounting and reporting provisions of APB No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this Standard did not have a material effect on our financial condition, results of operations or cash flows.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

5. Manufacturing Agreement

On January 17, 2001, the Company entered into a manufacturing agreement with Chembio Diagnostic Systems, Inc. (CDS) (See Note 6) whereby CDS has exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allows CDS exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS will pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets will be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production.

6. Letter of Intent/Proposed Merger Agreement

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would be accounted for as a reverse acquisition and would result in the CDS shareholders holding a majority of the common stock of the Company.

An additional part of this agreement called for the Company to advance up to $1,000,000 to CDS. Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through March 2002 aggregated $97,565 and are reflected as a current asset "Due from affiliate".

As of May 20, 2002, the Company announced that it has terminated merger discussions with CDS.

7. Accrued Expenses

                                         March 31, 2002   December 31, 2001
                                         --------------   -----------------
   Accrued interest                         $ 14,475          $    --
   Accrued wages and salaries                  9,375               --
   Accrued payroll taxes                       1,185               --
   Accrued litigation expenses                89,619           89,619
                                            --------          -------
                                            $114,654          $89,619
                                            ========          =======

8. Shareholders' Transactions

During the three months ended March 31, 2002, the Company issued 7,714,376 shares of its common stock to shareholders whom had elected to convert, on December 31, 2001, their convertible debt into shares of the Company's common stock. The conversion could not be executed until a reverse stock split was completed (see Note 9)

During the quarter, shareholder loans increased by $21,041.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

9. Changes in Securities

On March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-twenty fifth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, the Company was delisted from the NASD Bulletin Board market and traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD.

10. Contingencies

FDA WARNING LETTER

In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the Food and Drug Administration (FDA) regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

All medical devices are categorized by the FDA as Class I, Class II, or Class III devices. Class I devices are subject only to general control provisions of the FDC Act, such as purity, labeling and good manufacturing practice regulations (GMP). Class II devices are required to also ensure reasonable safety and efficacy through performance standards and other controls. Class III devices must, in addition to fulfilling all other provisions of the FDC Act, meet extensive and rigorous FDA standards that may require clinical trials.

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

In January 2000, the Company's then manufacturing facility in Vancouver, WA. was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the U.S.) to its U.S. distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries.

In September 2000, the Company received a warning from the United States Food and Drug Administration (FDA) prohibiting the Company from selling or exporting its HIV diagnostic products until such time that the warning letter is rescinded. Subsequent to an audit by the FDA in 2002, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc. (See Note 5), was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

11. Income Taxes

The Company is in a net deferred tax asset position due to generating net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2021. As a result of the shares issued in March 2002, the Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes.

12. Subsequent Events:

In May 2002, Chembio Diagnostic Systems, the Company's contract manufacturer, issued a recall on certain lots of the Company's HIV products sent to Canada and Africa. The Company is investigating this incident, and at this time can not determine the impact it will have on the Company's future ability to market its products.

As of May 20, 2002, the Company announced that it has terminated merger discussions with Chembio Diagnostic Systems. (see Note 6)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of the Company's financial condition and the results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company's fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) product development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

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

In January 2000, the Company's then manufacturing facility in Vancouver, WA. was inspected by the FDA. The FDA found deficiencies with the Company shipping HIV diagnostic tests (not approved for use in the U.S.) to its U.S. distributors for re-export by them. In addition the Company did not provide notification to the FDA prior to exporting these products to several foreign countries. This resulted in the Company receiving a Warning Letter and losing its export certificate. Subsequent to an audit by the FDA in 2002, the Company's contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the resumption of sales of the Company's HIV products.

As of May 2002, Chembio Diagnostic Systems, the Company's contract manufacturer, issued a recall on certain lots of the Company's HIV products sent to Canada and Africa. The Company is investigating this incident, and at this time can not determine the impact it will have on the Company's future ability to market its products.

In May 20, 2002, the Company announced that it has terminated merger discussions with Chembio Diagnostic Systems.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

General (Continued)

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,414,371 at March 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Consolidated Financial Statements:

The Company recognizes revenue in accordance with Securites and Exchange Commission Staff Accounting Bullited No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

Loss contingencies arise in the ordinary course of business. In determining loss contingencies, we evaluate the likelihood of the loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonable estimate the amount of such loss. We accrue for an estimated loss contingency when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2002

Results of Operations

First Quarter of 2002 Compared to First Quarter of 2001

Revenues: The Company's revenues consist of product sales and royalties. Revenues increased to $132,220 in the first quarter of 2002 from $6,100 in the first quarter of 2001. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, and the FDA warning letter received, the Company had negligible sales throughout 2000 and into 2001. The Company is continuing to seek new markets and sales opportunities for its products.

Cost of products sold: Costs of products sold increased to $28,496 (22% of product sales) in the first quarter of 2002 from $7,320 in the first quarter of 2001 due to increased sales activity.

Research and development expenses: During the first quarter of 2002 the Company did not incur any research and development expenses. Research and development expenses of $55,328 were incurred in the first quarter of 2001.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 27% to $104,766 in the first quarter of 2002 from $143,962 in the first quarter of 2001, primarily as a result of reduced consulting costs.

Interest expense: Interest expense decreased to $14,529 in the first quarter of 2002 from $27,179 in the first quarter of 2001. The conversion into equity of outstanding loans and notes resulted in reduced interest expenses on outstanding loan balances.

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

The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring through the year 2021. As a result of the shares issued in March 2002, the Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes.

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and again in January 2002, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. Helenka Bodner has assigned the Note to Resonance Ltd. The balance at March 31, 2002 was $521,039. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2002

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

As of March 31, 2002, the Company had negative working capital of $881,386. Cash used in operating activities in the first quarter of 2002 was $37,482. This was primarily a result of a net loss of $15,571.

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

On March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-twenty fifth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, the Company was delisted from the NASD Bulletin Board market and traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2002

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

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

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to $.001 par value, effective upon filing of an amendment to the certificate of incorporation to that effect. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day. The amendment was filed on March 18, 2002

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   No exhibits are filed as part of this report.

(b)   Earnings per share - see Exhibit 11

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2002

                                           SALIVA DIAGNOSTIC SYSTEMS, INC.


                                           By: /s/ LEO EHRLICH
                                           -------------------------------------
                                           Leo Ehrlich
                                           President & Chief Financial Officer