Form 10QSB
period 2002-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-03-11
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

                              2294 Nostrand Avenue
                               Brooklyn, NY 11210
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (718) 552-3599
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2002, 8,929,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX



PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

    Item 1.  Financial Statements

             Consolidated Balance Sheets -June 30, 2002
             (unaudited) and December 31, 2001                               3

             Consolidated Statements of Operations -Three Months and
             six months Ended June 30, 2002 and 2001 (unaudited)             4

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and 2001 (unaudited)             5

             Notes to Consolidated Financial Statements                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      13

    Item 3.  Quantitative and Qualitative discussion about Market Risk      18

    Item 4.  Controls and Procedures                                        18


PART II    OTHER INFORMATION
----------------------------

    Item 1.  Legal Proceedings                                              19

    Item 2.  Changes in Securities                                          19

    Item 6.  Exhibits and Reports on Form 8-K                               19

    Signatures                                                              20

    Exhibits                                                                21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30, 2002
                                                                     (UNAUDITED)   December 31,2001
                                                                    -------------  ----------------
                                    ASSETS
Current assets:
       Cash and cash equivalents                                    $         --     $     19,197
       Accounts receivable, less allowance for
              doubtful accounts of $5,000 for both periods                28,590           12,711
       Royalty receivable                                                 15,541           14,099
       Due from affiliate (Note 5)                                        97,916           97,565
       Other current assets                                                1,841               --
                                                                    ------------     ------------
              Total current assets                                       143,888          143,572


Property and equipment, less accumulated
       depreciation of $446,200 (2002) and $431,405 (2001)                90,523          105,318
Patents and trademarks, less accumulated
       amortization of $90,883 (2002) and $86,129 (2001)                  70,757           75,511
Deposits                                                                      --            1,300
                                                                    ------------     ------------
                                                                    $    305,168     $    325,701
                                                                    ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (NOTE 9)

Current liabilities:
       Bank overdraft                                               $     10,628     $         --
       Note payable - auto                                                 2,152            6,305
       Notes payable - shareholders (Note 7)                             570,012          499,998
       Accounts payable                                                  395,456          383,940
       Accrued expenses (Note 6)                                         142,359           89,619
       Customer deposits                                                   9,300           39,300
                                                                    ------------     ------------
              Total current liabilities                                1,129,907        1,019,162

Long-term debts:
       Notes payable - shareholders (Note 7)                                  --        1,446,445
                                                                    ------------     ------------
              Total liabilities                                        1,129,907        2,465,607
                                                                    ------------     ------------

Commitments and Contingencies (Notes 5 and 9)

Shareholders' deficit (Notes 7 and 8):
       Common stock, $.001 par value, 50,000,000
              shares authorized, issued and outstanding:
              8,929,491 shares (2002) and 1,215,115 shares
              (2001)(Note 8)                                               8,929            1,215

       Additional paid-in capital                                     37,696,410       36,257,679
       Accumulated deficit                                           (38,530,078)     (38,398,800)
                                                                    ------------     ------------
          Total shareholders' deficit                                   (824,739)      (2,139,906)
                                                                    ------------     ------------
                                                                    $    305,168     $    325,701
                                                                    ============     ============



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                       2002            2001            2002            2001
                                                   -----------     -----------     -----------     -----------
Revenues:
       Product Sales                               $     4,756     $    74,570     $   134,001     $    79,169
       Royalty Income                                      351           4,469           3,326           5,970
                                                   -----------     -----------     -----------     -----------
                                                         5,107          79,039         137,327          85,139
Cost of products sold                                    9,824          56,167          38,320          63,488
                                                   -----------     -----------     -----------     -----------

Gross profit (Loss)                                     (4,717)         22,872          99,007          21,651
                                                   -----------     -----------     -----------     -----------

Operating expenses:
       Research and development expense                     --          51,547              --         106,875
       Selling, general and
            administrative expense                      95,448         104,919         200,214         248,880
                                                   -----------     -----------     -----------     -----------
                                                        95,448         156,466         200,214         355,755
                                                   -----------     -----------     -----------     -----------

            (Loss) from operations                    (100,165)       (133,594)       (101,207)       (334,104)
                                                   -----------     -----------     -----------     -----------

Interest income                                             --              --              --              --
Interest (expense)                                     (15,542)        (27,249)        (30,071)        (54,428)
Other income (expense)                                      --          25,000              --          25,000
                                                   -----------     -----------     -----------     -----------

       Net (loss) to common stockholders           $  (115,707)    $  (135,843)    $  (131,278)    $  (363,532)
                                                   ===========     ===========     ===========     ===========

Basic and diluted net (loss) per share (Note 4)    $     (0.01)    $     (0.11)    $     (0.03)    $     (0.31)
                                                   ===========     ===========     ===========     ===========

Shares used in basic and diluted net (loss) per
    share calculations                               8,929,491       1,203,129       4,999,626       1,176,807
                                                   ===========     ===========     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six months ended June 30,
                                                                  2002            2001
                                                              -----------     -----------
Cash Flows From Operating Activities:
       Net (loss)                                             $  (131,278)    $  (363,532)
       Adjustments to reconcile net (loss) to net cash
            (used) in operating activities:
       Depreciation and amortization                               19,549          22,583
       Stock issued for consulting services                            --          20,400
       Write off of accounts receivable                                --          26,594

       Changes in current assets and liabilities:
            Accounts receivable                                   (15,879)         29,925
            Royalty receivable                                     (1,442)         19,254
            Due from affiliate                                       (351)       (154,042)
            Other current assets                                   (1,841)             --
            Prepaid expenses and deposits                           1,300              --
            Accounts payable, accrued expenses and accrued
                interest                                           64,256           6,134
            Customer deposits                                     (30,000)             --
            Unearned royalties                                         --         (10,000)
                                                              -----------     -----------
                Net cash (used) in operating activities           (95,686)       (402,684)
                                                              -----------     -----------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                           181,911         436,267
       Repayment of shareholders loans                           (111,897)             --
       Repayment of capital lease obligation                       (4,153)         (4,904)
       Bank overdraft                                              10,628         (10,728)
                                                              -----------     -----------
                Net cash provided by financing activities          76,489         420,635
                                                              -----------     -----------

       Net (decrease) in cash and cash equivalents                (19,197)         17,951

       Cash and cash equivalents, beginning of period              19,197              --
                                                              -----------     -----------

       Cash and cash equivalents, end of period               $        --     $    17,951
                                                              ===========     ===========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest                  $       477     $    15,505

Supplemental Disclosure of Non-Cash Information
    Conversion of notes payable and accrued interest
       into common stock                                        1,446,445              --



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. DESCRIPTION OF BUSINESS/BASIS OF PRESENTATION:

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

The accompanying unaudited financial statements as of and for the three month and six month periods ended June 30, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2001 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split as of March 18, 2002 (See Note 8).


2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN:

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,530,078 at June 30, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings, substantial additional financing will be required through 2002 and 2003.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

2.  SUBSTANTIAL   DOUBT  REGARDING  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN
(CONTINUED):

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


3. RECENT ACCOUNTING PRONOUNCEMENTS:

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. This new standard does not currently have any impact on the Company's operating results and financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. This new standard does not currently have any impact on the Company's operating results and financial position.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

3. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.


4. LOSS PER SHARE:

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


5. DUE FROM AFFILIATE:

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would be accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

An additional part of this agreement called for the Company to advance up to $1,000,000 to CDS. Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through June 2002, aggregated $97,916 and are reflected as a current asset "Due from affiliate".

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting this receivable, the Company may have to allow a reserve against this receivable for as much as the total amount of $97,916.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

6. ACCRUED EXPENSES:
                                          JUNE 30, 2002  December 31, 2001
                                          -------------  -----------------
   Accrued wages and salaries               $ 18,750        $     --
   Accrued payroll taxes                       4,396              --
   Accrued litigation expenses                89,619          89,619
   Accrued interest                           29,594              --
                                            --------        --------
                                            $142,359        $ 89,619
                                            ========        ========

7. SHAREHOLDERS' TRANSACTIONS:

During the six months ended June 30, 2002, the Company issued 7,714,376 shares of its common stock to shareholders whom had elected to convert, on December 31, 2001, their convertible debt into shares of the Company's common stock. The conversion could not be executed until a reverse stock split was completed (See
Note 8).

During the six month period, shareholder loans increased by $70,014.

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The loans are convertible into preferred shares of the Company, which in turn is convertible into common stock under the same terms as the previously issued 1998 - Series B convertible preferred stock. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion).

As of March 28, 2003, subsequent to the balance sheet date, the Company's outstanding loans from stockholders, which are convertible into the Company's common stock, totaled $1,046,574. Had the stockholders elected to convert these loans into common stock as of such date, it would result in the issuance by the Company of 6,977,160 shares of common stock.

In July 2002, subsequent to the balance sheet date, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. The common stock was issued in October 2003. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company will record a settlement expense and related accrual for $67,200 in the September 2002 financial statements.

In February 2003, subsequent to the balance sheet date, certain shareholders, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, subsequent to the balance sheet date, the Company issued Jules Nordlicht, 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, subsequent to the balance sheet date, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock as settlement for claims of compensation for services.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

7. SHAREHOLDERS' TRANSACTIONS (CONTINUED):

In February 2003, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board.


8. CHANGES IN SECURITIES:

In March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-twenty fifth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, and subsequent to May 2002, the Company was and is now delisted from the NASD Bulletin Board market and due to its failure to meet the financial reporting requirements of the NASD; the common stock trades on the OTC "Pink Sheets".

As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.


9. CONTINGENCIES:

In May 2002, Chembio Diagnostic Systems, the Company's contract manufacturer, issued a recall on certain lots of the Company's HIV products sent to Canada and Africa.

As of May 20, 2002, the Company announced that it has terminated merger discussions with Chembio Diagnostic Systems (See Note 5).

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

9. CONTINGENCIES (CONTINUED):

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000 paid and payable as follows: $72,095 was paid on January 15, 2000, $11,048 was paid on February 15, 2000; $6,000 is payable on the 15th of each month for thirteen additional months beginning March 15, 2000, plus $5,048 payable on the 15th of each month for nineteen additional months beginning March 15, 2000. The Company stopped making payments on its settlement  agreement  due to the  alleged  actions  of  Ronald  Lealos  and his attorneys. Lealos in 2002 filed a motion in New York State seeking summary judgment in the amount of $148,206.02 plus interest. In a ruling dated March 21, 2003, subsequent to the balance sheet date, the court denied Lealos motion for summary judgment. The Company has not made any additional accrual or contingencies for interest or legal fees due to Lealos. Should this matter go to trial, the Company will vigorously defend its position.

10. INCOME TAXES:

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

11. SUBSEQUENT EVENTS:

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003 and the IDE was received in November 2003, subsequent to the balance sheet date. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

In July of 2003,subsequent to the balance sheet date, the Company signed a Manufacturing/Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

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

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York. The Company no longer has its own manufacturing plant and relies entirely on its vendors to produce its products. The Company believes that it has successfully transferred its technology to these vendors, but significant start-up costs associated with producing its product line are still likely to be incurred.

As of May 2002, Chembio Diagnostic Systems, the Company's contract manufacturer, issued a recall on certain lots of the Company's HIV products sent to Canada and Africa.

In May 20, 2002, the Company announced that it had terminated merger discussions with Chembio Diagnostic Systems.

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new IDE was received in November 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL (CONTINUED)

The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,530,078 at June 30, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2003. Substantial additional financing will be required in 2003. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.


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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulleted No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

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

Saliva diagnostic Systems, Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet only when it is determined that it is more likely than not that the asset will be realized.


RESULTS OF OPERATIONS

SECOND QUARTER AND FIRST SIX MONTHS OF 2002 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS OF 2001

Revenues: The Company's revenues consist of product sales and royalty income. Revenues and royalty income decreased 94% to $ in the second quarter of 2002 from $79,039 in the second quarter of 2001, and increased 61% to $137,327 in the first six months of 2002 from $85,139 in the first six months of 2001. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, the FDA warning letter received, and the recall of product in May 2002, the Company continues to have negligible sales through June 30, 2002.

Cost of products sold: Costs of products sold decreased to $9,824 (greater then 100% of product sales) in the second quarter of 2002 from $56,167 (75% of product sales) in the second quarter of 2001, and decreased to $38,320 (29% of product sales) in the first six months of 2002 from $63,488 (80% of product sales) in the first six months of 2001. A significant cause for the differences in "percent of product sales (%)" between periods is the fixed amount of depreciation taken for manufacturing equipment per period.

Research and development expenses: During the first six months of 2002 the Company did not incur any research and development expenses. Research and development expenses of $51,547 were incurred in the second quarter of 2001, and $106,875 were incurred in the first six months of 2001.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 9% to $95,448 in the second quarter of 2002 from $104,919 in the second quarter of 2001, and decreased 20% to $200,214 in the first six months of 2002 from $248,880 in the first six months of 2001, primarily as a result of reduced consulting costs.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Interest expense: Interest expense decreased to $15,542 in the second quarter of 2002 from $27,249 in the second quarter of 2001, and decreased to $30,071 in the first six months of 2002 from $54,428 in the first six months of 2001. The conversion into equity of outstanding loans and notes resulted in reduced interest expenses on outstanding loan balances.

Income taxes: The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $38 million.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had negative working capital of $986,019. Cash used in operating activities in the first six months of 2002 was $95,686. This was primarily a result of a net loss of $131,278.

Since inception, the Company has financed its capital requirements through proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock and preferred stock, the exercise of common stock purchase warrants and stock options and borrowings.

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The loans are convertible into preferred shares of the Company, which in turn is convertible into common stock under the same terms as the previously issued 1998 - Series B convertible preferred stock. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion).

Helenka Bodner has assigned the Note to Resonance Ltd. The balance at June 30, 2002 was $495,012. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

As of March 28, 2003, subsequent to the Balance Sheet date, the Company's outstanding loans from stockholders, which are convertible into the Company's common stock, totaled $1,046,574 (See earlier paragraph regarding Helenka Bodner loan). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 6,977,160 shares of common stock.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

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

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, and subsequent to May 2002 the Company was and is delisted from the NASD Bulletin Board market and has traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

In July 2002, subsequent to the balance sheet date, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. The common stock was issued in October 2003. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company will record a settlement expense and related accrual for $ 67,200 in the September 2002 financial statements.

In February 2003, subsequent to the balance sheet date, certain shareholders elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, subsequent to the balance sheet date, the Company issued Jules Nordlicht 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, subsequent to the balance sheet date, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock as settlement for claims of compensation for past services.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In February 2003, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued in October 2003, 3,000,000 shares of its common stock; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

From time to time, the Company's earnings and cash flow have been subject to fluctuations due to changes in foreign currency exchange rates in connection with its foreign subsidiaries. The Company is not currently generating any sales from its foreign subsidiaries. We do not anticipate any material currency risk to the Company's financial condition or results of operations resulting from currency fluctuations.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE OF CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company had stopped making payments on its January 2000 settlement agreement with Ronald Lealos. In a ruling dated March 21, 2003, the court denied Lealos motion for summary judgment. Should this matter go to trial, the Company will vigorously defend its position. The Company has retained legal counsel.


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


ITEM 5.  OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

       Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

(b) Earnings per share - See Exhibit 11

(c) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2002



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)


Date:  March 5, 2004                 /s/ LEO EHRLICH
                                     -------------------------------------------
                                         Leo Ehrlich
                                         President & Chief Financial
                                         (Duly Authorized Officer)