Form 10QSB
period 2002-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-03-11
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                        Commission File Number: 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                            91-1549305
- ---------------------------------                          -------------------
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

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2002, 8,929,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                                        3
                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I    FINANCIAL INFORMATION                                                         Page No.
-------------------------------                                                         --------

    Item 1.          Financial Statements

                     Consolidated Balance Sheets -September 30, 2002
                     (unaudited) and December 31, 2001                                       3

                     Consolidated Statements of Operations -Three Months and
                     Nine Months Ended September 30, 2002 and 2001 (unaudited)               4

                     Consolidated Statements of Cash Flows - Nine Months
                     Ended September 30, 2002 and 2001 (unaudited)                           5

                     Notes to Consolidated Financial Statements                              6

    Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                              13

    Item 3.          Quantitative and Qualitative discussion about Market Risk              18

    Item 4.          Controls and Procedures                                                19


PART II    OTHER INFORMATION
-------------------------------                                                         --------

    Item 1.          Legal Proceedings                                                      20

    Item 2.          Changes in Securities                                                  20

    Item 6.          Exhibits and Reports on Form 8-K                                       20

    Signatures                                                                              21

    Exhibits                                                                                22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 2002
                                                                 (unaudited)          December 31, 2001
                                                             ------------------       -----------------
                                  Assets
Current assets:
     Cash and cash equivalents                                   $         --            $     19,197
     Accounts receivable, less allowance for
          doubtful accounts $5,000 for both periods                    25,460                  12,711
     Royalty receivable                                                    --                  14,099
     Due from affiliate (Note 5)                                      128,353                  97,565
     Other current assets                                              22,381                      --
                                                                 ------------            ------------
              Total current assets                                    176,194                 143,572

Property and equipment, less accumulated depreciation of
     $457,380 (2002) and $ 431,405(2001)                              104,511                 105,318
Patents and trademarks, less accumulated amortization of
$93,260 (2002) and $ 86,129(2001)                                      68,380                  75,511
Deposits                                                                   --                   1,300
                                                                 ------------            ------------
                                                                 $    349,085            $    325,701
                                                                 ============            ============

               Liabilities and Stockholders' Equity (Note 9)

Current liabilities:
     Bank overdraft                                              $      1,690            $         --
     Note payable - auto                                                   --                   6,305
     Notes payable - shareholders (Note 7)                            764,012                 499,998
     Accounts payable                                                 406,472                 383,940
     Accrued expenses (Note 6)                                        227,639                  89,619
     Customer deposits                                                  9,300                  39,300
                                                                 ------------            ------------
              Total current liabilities                             1,409,113               1,019,162

Long-term debts:
     Notes payable - shareholders (Note 7)                                 --               1,446,445
                                                                 ------------            ------------
              Total liabilities                                     1,409,113               2,465,607
                                                                 ------------            ------------

Commitments and Contingencies (Notes 5 and 9)

Shareholders' deficit (Notes 7 and 8):
     Common stock, $.001 par value, 50,000,000
          shares authorized, issued and outstanding:
          8,929,491 shares (2002) and 1,215,115
          shares (2001)(note 8)                                         8,929                   1,215

     Additional paid-in capital                                    37,696,410              36,257,679
     Accumulated deficit                                          (38,765,367)            (38,398,800)
                                                                 ------------            ------------
         Total shareholders' deficit                               (1,060,028)             (2,139,906)
                                                                 ------------            ------------
                                                                 $    349,085            $    325,701
                                                                 ============            ============

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended, September 30,   Nine months ended, September 30,
                                            2002             2001               2002              2001
                                         -----------      -----------        -----------      -----------
Revenues:
     Product Sales                       $     8,480      $    56,536        $   142,481      $   135,705
     Royalty Income                           30,436           88,352             33,762           94,322
                                         -----------      -----------        -----------      -----------
                                              38,916          144,888            176,243          230,027
Cost of products sold                         42,641           26,433             80,961           89,921
                                         -----------      -----------        -----------      -----------

Gross profit (loss)                           (3,725)         118,455             95,282          140,106
                                         -----------      -----------        -----------      -----------

Operating expenses:
     Research and development
          expense                                 --           40,200                 --          147,074
     Selling, general and
          administrative expense             148,310          102,477            348,524          351,358
                                         -----------      -----------        -----------      -----------
                                             148,310          142,677            348,524          498,432
                                         -----------      -----------        -----------      -----------

          (Loss) from operations
                                            (152,035)         (24,222)          (253,242)        (358,326)

Interest (expense)                           (16,054)         (29,094)           (46,125)         (83,522)
Other (expense)                              (67,200)         (32,791)           (67,200)          (7,791)
                                         -----------      -----------        -----------      -----------

   Net (loss) to common stockholders     $  (235,289)     $   (86,107)       $  (366,567)        (449,639)
                                         ===========      ===========        ===========      ===========

Basic and diluted net (loss) per
 share (Note 4)                          $     (0.03)     $     (0.07)       $     (0.06)     $     (0.38)
                                         ===========      ===========        ===========      ===========

Shares used in basic and diluted net
(loss) per share calculations              8,929,401        1,215,115          6,323,976        1,189,717
                                         ===========      ===========        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended September 30,
                                                                     2002              2001
                                                                  ---------         ---------
Cash Flows From Operating Activities:
       Net (loss)                                                 $(366,567)        $(449,639)
       Adjustments to reconcile net (loss) to net cash
            (used) in operating activities:
       Depreciation and amortization                                 34,447            33,873
       Stock issued for consulting services                              --            20,400
       Options issued for litigation settlement                          --             2,791
       Loss due to disposal of assets                                 4,021                --
       Write off of accounts receivable                                  --            26,594

       Changes in current assets and liabilities:
            Accounts receivable                                     (12,749)           31,538
            Royalty receivable                                       14,099           (56,794)
            Due from affiliate                                      (30,788)          (74,860)
            Prepaid expenses and deposits                           (21,081)               --
            Accounts payable, accrued expenses and accrued
                Interest                                            160,552            34,720
            Customer deposits                                       (30,000)               --
            Unearned royalties                                           --           (15,000)
                                                                  ---------         ---------
                Net cash (used) in operating activities            (248,066)         (446,377)
                                                                  ---------         ---------

Cash Flows From Investing Activities:
       Acquisitions of property and equipment                       (30,530)               --
                                                                  ---------         ---------
                Net cash (used) in investing activities             (30,530)               --
                                                                  ---------         ---------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                             803,911           450,509
       Repayment of long-term debt                                 (546,202)           (6,305)
       Bank overdraft                                                 1,690             2,173
                                                                  ---------         ---------
                Net cash provided by financing activities           259,399           446,377
                                                                  ---------         ---------

       Net (decrease) in cash and cash equivalents                  (19,197)               --

       Cash and cash equivalents, beginning of period                19,197                --
                                                                  ---------         ---------

       Cash and cash equivalents, end of period                   $      --         $      --
                                                                  =========         =========

Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest                      $   1,411         $   1,247


    The accompanying notes are an integral part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

The accompanying unaudited financial statements as of and for the three month and nine month periods ended September 30, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2001 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2002, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 18, 2002 (See Note 8).


2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN:

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,765,367 at September 30, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings, substantial additional financing will be required through 2003 and 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

An additional part of this agreement called for the Company to advance up to $1,000,000 to CDS. Amounts advanced under this agreement, net of expenses incurred on behalf of the Company, through September 2002 aggregated $128,353 and are reflected as a current asset "Due from affiliate".

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003 the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting this receivable, the Company may have to allow a reserve against this receivable for as much as the total amount of $128,353.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

6. ACCRUED EXPENSES:

                             September 30, 2002     December 31, 2001

Accrued interest                   $ 44,714             $     --
Accrued wages and salaries           18,750                   --
Accrued payroll taxes                 7,356                   --
Accrued litigation expenses          89,619               89,619
Other accrued liabilities            67,200                   --
                                   --------             --------
                                   $227,639             $ 89,619
                                   ========             ========


7. SHAREHOLDERS' TRANSACTIONS:

During the nine months ended September 30, 2002, the Company issued 7,714,376 shares of its common stock to shareholders whom had elected to convert, on December 31, 2001, their convertible debt into shares of the Company's common stock. The conversion could not be executed until a reverse stock split was completed (See Note 8).

During the nine month period ended September 30, 2002, shareholder loans increased by $264,014.

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

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. The common stock was issued in October 2003. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual for $67,200 in the September 2002 financial statements.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, and subsequent to May 2002, the Company was and is delisted from the NASD Bulletin Board market and has traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD.

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

As of May 20, 2002, the Company announced that it has terminated merger discussions with Chembio Diagnostic Systems (See Note 5).

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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


10. INCOME TAXES:

The Company is in a net deferred tax asset position due to generating net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its entire deferred tax asset until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

The Company has a net operating loss carryforward of approximately $38 million, which is available to offset future taxable income, if any, expiring in years through the year 2021. As a result of the shares issued in March 2002, the Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes.


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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

11. SUBSEQUENT EVENTS (CONTINUED):

The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

In July of 2003, subsequent to the balance sheet date, the Company signed a Manufacturing/Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL (CONTINUED)

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new IDE was received in November 2004. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $38,765,367 at September 30, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED):

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


RESULTS OF OPERATIONS

THIRD QUARTER AND FIRST NINE MONTHS OF 2002 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS OF 2001

Revenues: The Company's revenues consist of product sales and royalty income. Revenues and royalty income decreased 73% to $38,916 in the third quarter of 2002 from $144,888 in the third quarter of 2001, and decreased 23% to $176,243 in the first nine months of 2002 from $230,027 in the first nine months of 2001. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, the FDA warning letter received, and the recall of product in May 2002, the Company continues to have negligible sales through September 30, 2002.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Cost of products sold: Costs of products sold increased to $42,641 (greater than 100% of product sales) in the third quarter of 2002 from $ 26,433 (47% of product sales) in the second quarter of 2001, and decreased to $80,961 (57% of product sales) in the first nine months of 2002 from $89,921 (66% of product sales) in the first nine months of 2001. A significant cause for the differences in "percent of product sales (%)" is the fixed amount of depreciation taken for manufacturing equipment per period regardless of sales revenues, and start up costs associated with suppliers.

Research and development expenses: During the first nine months of 2002 the Company did not incur any research and development expenses. Research and development expenses of $40,200 were incurred in the third quarter of 2001, and $147,074 was incurred in the first nine months of 2001.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 45% to $148,310 in the third quarter of 2002 from $102,477 in the third quarter of 2001, and decreased 1% to $348,524 in the first nine months of 2002 from $351,358 in the first nine months of 2001, primarily as a result of clinical trial costs.

Interest expense: Interest expense decreased to $16,054 in the third quarter of 2002 from $29,094 in the third quarter of 2001, and decreased to $46,125 in the first nine months of 2002 from $83,522 in the first nine months of 2001. The conversion into equity of outstanding loans and notes resulted in reduced interest expenses on outstanding loan balances.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had negative working capital of $1,248,419. Cash used in operating activities in the first nine months of 2002 was $248,066. This was primarily a result of a net loss of $366,567.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

Helenka Bodner has assigned the Note to Resonance Ltd. The balance at September 30, 2002 was $764,012. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2002

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

                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  March 5, 2004                /s/ LEO EHRLICH
                                    --------------------------------------------
                                    Leo Ehrlich
                                    President & Chief Financial
                                    (Duly Authorized Officer)