Form 10KSB
period 2002-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-03-22
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2002

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

                      2294 Nostrand Ave. Brooklyn, NY 11210
                      -------------------------------------
              (Address of principal executive offices and zip code)

                                 (212) 937-3801
                                 --------------
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes / / No / X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB/ /.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /  / No / X

Issuer's revenues for its most recent fiscal year were $396,163.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2003 was $772,017, computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 31, 2003 was 30,509,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes /   / No /X/

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX



                                                                                                               PAGE
PART I

Item 1        Description of Business                                                                            3
Item 2        Description of Property                                                                           15
Item 3        Legal Proceedings                                                                                 15
Item 4        Submission of Matters to a Vote of Security Holders                                               15


PART II

Item 5        Market for Common Equity and Related Stockholder Matters                                          16
Item 6        Management's Discussion and Analysis or Plan of Operation                                         18
Item 6a       Market and Other Business Risks                                                                   23
Item 7        Financial Statements and Supplementary Data                                                       24
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures             24

PART III

Item 9        Directors and Executive Officers of the Company                                                   25
Item 10       Executive Compensation                                                                            26
Item 11       Security Ownership of Certain Beneficial Owners and Management                                    26
Item 12       Certain Relationships and Related Transactions                                                    27
Item 13       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  29
Item 14       Controls and Procedures                                                                           32
22

Signatures                                                                                                      33
Certifications                                                                                                  34


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV RAPID SCREENING TEST, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged with and into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In 1994, the Company's 90% owned subsidiary, Saliva Diagnostic Systems (Asia) Ltd. ("SDS Asia"), formed Saliva Diagnostic Systems (Singapore) Pte. ("SDS Singapore"). In 1995, the Company purchased the minority interest (10%) in SDS Asia and the outstanding minority interest (19%) in SDS Singapore. As a result, SDS Asia and SDS Singapore became wholly owned subsidiaries of the Company. In October 1997, the Company closed its Singapore facilities and ceased operations of SDS Singapore. In 1995, a director of the Company agreed to hold the minority interest (10%) in Saliva Diagnostic Systems, UK, Ltd. in trust for the benefit of the Company and, as a result this entity became a wholly owned subsidiary of the Company and was renamed SDS International, Ltd. As of December 1999 the equity in these foreign subsidiaries were determined to be valueless and as such the company has written off its investment in SDS Singapore and in SDS International, Ltd. The Company's principal executive offices are located at 2294 Nostrand Ave., Brooklyn, NY 11210.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 7, 2002. (See Item 5)

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York City. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and has entered into a supply agreement with contract manufacturers to supply the Company's production needs.

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would have been accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and Chembio terminated all business relationships.

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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

The Company's capital requirements have been, and will continue to be, significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. Presently the company has a limited cash balance and is completely dependent on short-term placements to fund its daily operational needs. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 2003. Substantial additional financing will be required in 2003. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products; to conduct clinical trials and submissions for FDA approval of its products; and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which will be available to the Company.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $39,031,408 at December 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

On March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities were entitled to receive one-twenty fifth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

The Company's common stock trades on the OTC "Pink Sheets" under the symbol "SVAD". An investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities on the OTC "Pink Sheets".

(See item 5 - market for common equity and related stockholder matters.)

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

RAPID IMMUNOASSAYS.

The Company has developed four rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including HIV (the Human Immunodeficiency Virus), the virus that causes AIDS, and H. pylori (Helicobacter pylori), a bacterium linked to peptic ulcers and gastric cancer. The Company's rapid tests are designed to require only a few simple steps and minutes to use. The tests produce visual results in fifteen (15) minutes or less and may be used without special equipment, storage or training. The Company's data and independent evaluations demonstrate that its tests are generally equivalent in performance to widely used FDA-licensed tests for HIV and H. pylori.

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

Stat-Simple H.pylori ("Stat-Simple") is the Company's rapid assay for H.pylori antibody detection. The device is based on the Company's patented whole blood sampling technology and licensed test components. The test uses a minute sample of whole blood from a "finger-stick" for analysis. Results are available at point-of-care without the need for sophisticated equipment. The Stat-Simple technology is identical to that of Hema-Strip HIV, as described below. Stat-Simple was cleared for diagnostic use in humans in the U.S. by the FDA. (See "regulation - food and drug administration" below.)

During the fiscal year 2000, the Company had decided to discontinue its manufacture of Stat-Simple (h. pylori) test. The Company is presently evaluating the market and expects to reintroduce the product in 2004-5.

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

MEDICAL SPECIMEN COLLECTION DEVICES.

The Company markets a saliva medical specimen collectors in the United Kingdom as Omni-SAL(R) (known as Saliva-Sampler(R) in the U.S.) (See "--marketing, sales and distribution.")

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

PRODUCT DEVELOPMENT

The Company has conducted preliminary research that indicates its rapid whole-blood test format may be expanded to detect diseases other than HIV and H. pylori. The Company expects to introduce at least one new test in this format during 2004.

In 2002 and 2001, research and development activities focused on the development of the Hema-Strip HIV rapid test including significant scale-up expenses by the contract manufacturer. The Company expended $15,000 and $463,738 in research and development costs, respectively, in fiscal years 2002 and 2001. (See note 1 of notes to financial statements.)

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

The Company has directed its initial primary marketing and distribution efforts for its HIV-related products to international markets. (See "Manufacturing and Supply" and "Regulation--Domestic Regulation" below.)

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

The Company has one customer that has accounted for 72% of product sales during 2002. The loss of this customer could have a material adverse effect on the Company.


MANUFACTURING AND SUPPLY

In February 2000 the Company closed its Vancouver, Washington manufacturing facility. In January 2001, the Company entered into an agreement with Chembio Diagnostic Systems, Inc. for its production needs of Hema-strip and Sero-strip. As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and Chembio terminated all business relationships.

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and assembly, regulatory compliance and documentation, of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

Although the Company believes it has successfully transferred the necessary technology to ABMC, there can be no assurance that ABMC will be successful in incorporating this technology in its production facilities in a timely period. Also, there can be no assurances that ABMC will be able to meet the Company's requirements or manufacture the Company's products on acceptable terms.

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

The Company owns injection molding tools and assembly equipment for production of parts related to Omni-SAL(R) and Saliva-Sampler(R) and its rapid test products. These tools are located at different vendors in the United States and Singapore.

Manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by American Bio Medica, and the by the Company's other assembly contractors and injection molders, that they are in compliance with GMP and other FDA regulations. There can be no assurance that these companies will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP, or that the Company will secure agreements with such manufacturers on acceptable terms.

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

During the calendar years of 2001 and 2002, the Company's former contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the export sales of the Company's HIV products.

In October 2003, the Company's current contract manufacturer, American Bio Medica, was issued an export certificate allowing for the export sales of the Company's HIV products.

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

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and assembly, regulatory compliance and documentation, of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

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

The following lists the Company's products, and where the products may be sold:

1. Hema-Strip. This product may be sold for IN VITRO diagnostic use in humans in the following areas: United Kingdom, Russia, India, Canada, Vietnam, Peru, Poland, Kenya, Ghana, Sierra Leone, Romania, Mexico, Chile, South Africa, Malaysia, Columbia, Dominican Republic, Czech Republic and other areas which rely upon approval of those countries.

2. Sero-Strip. This product may be sold for IN VITRO diagnostic use in humans in United Kingdom, Russia, India, Canada, South Africa, Columbia, Dominican Republic, Ivory Coast, Sierra Leone, Ghana, Kenya, Rumania, Malaysia.

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

COMPETITION

The saliva and blood-based collection and diagnostic testing market is highly competitive. Other entities, including OraSure, Inc., SmithKline Beecham Corp., Abbot Laboratories, Quidel, Inc., Trinity Biotech, plc, Med Mira and other specialized biotechnology firms, as well as universities and other research institutions, have developed or are developing technologies and products which are competitive with the Company's products. Many of these companies have already received FDA PMA approvals on competing products. Many of these competitors are established and have substantially greater research, marketing and financial resources than the Company. The Company expects that the number of products competing with its products will increase as the perceived benefits of rapid point-of-care testing become more widely recognized. This may result in lower prices for the Company's point-of-care products and reduced revenues. In the biotechnology industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company will be able to compete successfully with its competitors, keep pace with technological changes or avoid product obsolescence.

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

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by existing patents. The Company had purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments are due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, tuberculosis and hepatitis A. In 1998, the Company paid royalties of approximately $26,000 to Unilever PLC. Management believes that after review of its technology, and considering recent court decisions, the Company is not infringing on Unilever patents and no liability for 2001 and 2002 has been accrued.

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

A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to the Company's area of product development. (See "Competition")

To the extent such efforts are successful, the Company may be required to obtain licenses in order to accomplish certain of its product strategies. There can be no assurance that such licenses will be available to the Company or available on acceptable terms.

The Company is aware of certain filed patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

EMPLOYEES

In February 2000, the Company decided to refocus its business operations from manufacturing its products to outsourcing production. In that regard, the Company closed its Vancouver, WA manufacturing and sales facility and relocated its offices to New York. As of March 2003, the Company has one full time employee and various consultants.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $39,031,408 at December 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

In addition, the European Union has established a requirement that diagnostic medical devices used to test biological specimens must receive regulatory approval known as a CE mark by December 2003. After that date, export to the European community of products without the CE mark will be stopped or delayed until the mark is received. This requirement will affect the Company's products presently sold in Europe. The Company will not be permitted to make European sales of its products for which a CE mark is not obtained by December 2003, which could lead to the termination of sales of those products in Europe. Until such time that the Company can obtain licensing rights to the HIV 2 patent, the Company can not seek CE approval of its HIV products. While the Company intends to apply for CE marks for certain of its other and future products, it is not aware of any material reason why such approvals will not be granted, nor can there be assurance that a CE mark will be received prior to the deadline.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 2294 Nostrand Ave. Brooklyn, New York. The premises presently are rented on a month to month basis.

The Company believes that its existing facilities are adequate for its current requirements.


ITEM 3.  LEGAL PROCEEDINGS

LEALOS LITIGATION

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000 paid and payable as follows: $72,095 was paid on January 15, 2000, $11,048 was paid on February 15, 2000; $6,000 is payable on the 15th of each month for thirteen additional months beginning March 15, 2000, plus $5,048 payable on the 15th of each month for nineteen additional months beginning March 15, 2000. The Company had already paid $156,381 towards this settlement agreement when the Company ceased making payments due to the alleged actions of Ronald Lealos and his attorneys. Lealos, in 2002, filed a motion in New York State seeking summary judgement in the amount of $148,206.02 plus interest. In a ruling dated March 21, 2003, the court denied Lealos motion for summary judgement. The Company has made additional accruals or contingencies for interest or legal fees due to Lealos However, should this matter go to trial, the Company will vigorously defend its position.

As of December 31, 2002 and 2001, $89,619 is outstanding under this claim, which is currently in default.

OTHER LEGAL MATTERS

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip. The petition alleges that the Company's trademark HemaStrip, is likely to be confused with Bayer's trademark, HEMASTICK. In December 2000, the Company received notice that the trademark was cancelled. The Company has commenced efforts to re-register the trademark.
Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to $0.001 par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.


No other matters were submitted to a vote of security holders during the year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, and subsequent to May 2002, the Company was and continues to be delisted from the NASD Bulletin Board market, and due to its failure to meet the financial reporting requirements of the NASD, the Company's common stock trades on the OTC "Pink Sheets".

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for each quarter in 2002 and 2001. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions. (In addition, these stock quotations reflect the March 2002 one-for-twenty-five reverse stock split.)

                                          HIGH       LOW
                                       --------   ---------
          2002
          First Quarter                $   5.00   $   0.50
          Second Quarter                   4.00       1.35
          Third Quarter                    1.20       0.10
          Fourth Quarter                   0.46       0.08


                                          HIGH       LOW
                                       --------   ---------
          2001
          First Quarter                $   6.25   $   1.75
          Second Quarter                   3.50       0.75
          Third Quarter                    1.75       1.00
          Fourth Quarter                   1.25       0.25


Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. There were approximately 548 shareholders of record and 8,000 beneficial owners of the Company's common stock at March 15, 2003. There were no cash dividends declared or paid in fiscal years 2002 or 2001. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2002 and 2001 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. In January 2003, the term of the note was extended to December 31, 2004. The amount due on March 31, 2003 was $1,071,876. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 7,145,840 shares of common stock.

On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 24,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

In April 2001, the Company issued 40,800 shares of unregistered and legended Company common stock to employees of Chembio Diagnostic Systems, Inc. in exchange for consulting services. The stock was issued at the market value on the date of settlement with a discount to market value. The Company recorded a consulting expense of $20,400 to reflect this transaction.

In September 2001, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Company's common stock. The amount of settlement is not material to the Company's financial statements.

In December 2001, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to Bryan Cave LLP, consisting of notes and other payables in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion.

In December 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into 3,280,931 shares of the Company's common stock.

On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of unregistered and legended Company common stock at a discount to market value . The Company has recorded a settlement expense and related accrual for $67,200 in the September 2002 financial statements.

In February 2003, certain shareholders elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, the Company issued Jules Nordlicht 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock in lieu of compensation for past services rendered.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock, for minimal consideration, as compensation to individuals who will participate and act as the Company's Business Advisory board. These shares were issued in October 2003 to Harmon Aronson, Robert Cook, and Harold Snyder (1,000,000 shares each), who have agreed to join the Company's Advisory Board.

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

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2002 and 2001, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control
(CDC), an agency of the United States government.

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and relies exclusively on its contract manufacturers to supply the Company's needs.

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would have been accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and Chembio terminated all business relationships.

In July of 2003, (subsequent to the Balance Sheet date) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and assembly, regulatory compliance and documentation, of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

A Certificate of Exportability was issued by the FDA in October 2003 allowing the resumption of the Company's HIV diagnostics export sales.

In November 2002, the US Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's HemaStrip HIV test.

In December 2003, the US Food and Drug Administration approved the sale in the United States of the Uni-Gold Recombigen HIV test, a competing product to the Company's HemaStrip HIV test.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $39,031,408 at December 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

RESULTS OF OPERATIONS

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 55% to $396,163 in 2002 from $881,057 in 2001. Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer technology to an outside contractor, the FDA warning letter received, and the recall of product in May 2002, the Company continues to have negligible sales throughout 2002 and into 2003.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $ 106,962 (31% of product sales) in 2002 from $269,108 (37% of product sales) in 2001. The decrease was attributable to decreased sales activity.

RESEARCH AND DEVELOPMENT EXPENSES.Research and development expenses decreased 97% to $ 15,000 in 2002 from $463,738 in 2001. The decrease was due to the greater costs incurred during 2001 during which time the Company incurred the costs to transfer technology to the contract manufacturer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 73% to $725,044 in 2002 from $420,095 in 2001, primarily as a result of increased administrative expenses due to the clinical trial costs for US approval of the HemaStrip HIV test. (See ITEM 1, Domestic Regulation).

INTEREST EXPENSE AND LOAN FEES. Interest expense-net decreased to $71,700 in 2002 from $112,951 in 2001 due to lower interest charges on debt during the year. However as of December 31, 2002, loans payable have increased and interest expenses are expected to be greater in the following year.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $39 million, which is available to offset future taxable income, if any, expiring through the year 2022. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. (See Note 11 of Notes to Financial Statements.)

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

Pursuant to an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. In January 2003, the term of the note was extended to December 31, 2004. The amount due on March 31, 2003 was $1,071,876. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 7,145,840 shares of common stock.

Cash used in operating activities in 2002 was $(514,362). This was primarily a result of a net loss of $(632,608) and increases in accounts receivables.

Accrued expenses totaled $378,094 at December 31, 2002 compared to $89,619 at December 31, 2001. The increase is primarily attributable to an accrual for officer's salaries.

Cash used in investing activities in 2002 was $(30,530), which represented acquisitions of property and equipment.

Cash provided by financing activities in 2002 was $527,595. This was primarily a result of net proceeds of $533,900 from corporate borrowings from shareholders, less repayment of such proceeds.

On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 24,000 shares of the Company's unregistered common stock. (Amount of shares have been adjusted to reflect the March 2002 one-for-twenty-five reverse stock split.)

 In April 2001, the Company issued 40,800 shares of unregistered and legended Company common stock to employees of Chembio Diagnostic Systems, Inc. in exchange for consulting services. (Amount of shares have been adjusted to reflect the March 2002 one-for-twenty-five reverse stock split.)

In September 2001, the Company settled its dispute with Sailesh Barchha, a marketing consultant to the company. The settlement terms included cash reimbursements and the issuance of an option to purchase shares of the Company's common stock. The amount of settlement is not material to the Company's financial statements.

In December 2001, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to Bryan Cave LLP, consisting of notes and other payables in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion. These shared were recorded as issued in 2002. (Amount of shares have been adjusted to reflect the March 2002 one-for-twenty-five reverse stock split.)

In December 2001, certain shareholders elected to convert an aggregate total of $615,174 in convertible debt held by them into 3,280,931 shares of the Company's common stock. These shared were recorded as issued in 2002.

The Company did not have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares, were recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements. On January 31, 2002, the Company's Board of Directors recommended that the Company's shareholders approve its proposal to effect a one-for-twenty-five reverse stock split and a change of the Company's common stock from $.01 par value to .001 par value, effective March 7, 2002. Shareholders holding a majority of the Company's outstanding common stock approved both such actions by written consent on the same day.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of unregistered and legended Company common stock at a discount to market value . The Company has recorded a settlement expense and related accrual for $67,200 in the September 2002 financial statements.

In February 2003, certain shareholders, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, the Company issued Jules Nordlicht, 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock in lieu of compensation for past services rendered.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock, for minimal consideration, as compensation to individuals who will participate and act as the Company's Business Advisory board. These shares were issued in October 2003 to Harmon Aronson, Robert Cook, and Harold Snyder (1,000,000 shares each), who have agreed to join the Company's Advisory Board.

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

OFF-BALANCE SHEET ARRANGEMENTS. The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our judgments and estimates, including those related to bad debts, inventories, investments, intangible assets, income taxes, revenue recognition, restructuring costs, contingencies, and litigation. We base our judgments and estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the financial statements included in Item 7 of this Report. We consider the following accounting estimates, which have been discussed with our Audit Committee, to be most critical in understanding the more complex judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition, and cash flows.

REVENUE RECOGNITION. We follow U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). We recognize product revenues when products are shipped.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectible in the future. On an ongoing basis, we perform credit evaluations of our customers and adjust credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. We also continuously monitor collections and payments from our customers.

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $5,000 at December 31, 2002. At December 31, 2002, $114,741 or 76% of our accounts receivable were due from one major customer. Any significant changes in the liquidity or financial position of this customer, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

INVENTORIES. Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials, labor and overhead. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Presently we order raw materials and produce finished goods to confirmed orders, thereby reducing the risk of losses due to product expiration.

LONG-LIVED AND INTANGIBLE ASSETS.Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $164,000 or 34% of our total assets at December 31, 2002. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through December 31, 2002. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

DEFERRED TAX ASSETS. We have a history of loss, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $39 million as of December 31, 2002. The deferred tax asset associated with these NOLs and other temporary differences is approximately $39 million at December 31, 2002. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

CONTINGENCIES. In the ordinary course of business, we have entered into various contractual relationships with strategic corporate partners, customers, distributors,  research  laboratories and  universities,  licensors,  licensees, suppliers, vendors and other parties. As such, we could be subject to litigation, claims or assessments arising from any or all of these relationships. We account for contingencies such as these in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires that we use our best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.


RECENT ACCOUNTING PRONOUNCEMENTS

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


ITEM 6A.          MARKET AND OTHER BUSINESS RISKS

We have exposure to changes in the price of our common stock, as it relates to the conversion price of an agreement dated October 1999 and amended as to amount in January 2000 and January 2001, with which a stockholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000 at the interest rate of 12%. In January 2003, the term of the note was extended to December 31, 2004. The amount due on March 31, 2003 was $1,071,876. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 7,145,840 shares of common stock.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments. Therefore, we have no material market risk related to derivatives to report under this Item.

Our international sales are all transacted in US Dollars. We do not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements, together with the report thereon of Lazar Levine & Felix, LLP are included in this report as follows:

   F - 1    Report of Lazar, Levine & Felix, LLP  - December 31, 2002 and 2001

   F - 2    Balance Sheets as of December 31, 2002 and 2001

   F - 3    Statements of Operations -
            For the Years Ended December 31, 2002 and 2001

   F - 4    Statement of Stockholders' Equity -
            For the Years Ended December 31, 2002 and 2001

   F - 5    Statements of Cash Flows -
            For the Years Ended December 31, 2002 and 2001

   F - 6    Notes to Financial Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                            DIRECTORS OF THE COMPANY
--------------------------------------------------------------------------------
NAME OF DIRECTOR       AGE       POSITION WITH THE COMPANY
-------------------  --------    -----------------------------------------------
Leo Ehrlich            44        President, Chief Executive Officer, Secretary,
                                 and Director
Joseph Levi            43        Director

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

                        EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
NAME OF DIRECTOR       AGE       POSITION WITH THE COMPANY
--------------------  -------    -----------------------------------------------
Leo Ehrlich            44        President, Chief Executive Officer, Secretary

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

The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 2002 to March 31, 2003.

No Form 3, 4, or 5 has been filed by any Reporting Person during the relevant period.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2001 and 2000 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer.

                                       SUMMARY COMPENSATION TABLE
                                       ANNUAL COMPENSATION (1)                                       LONG TERM COMPENSATION
                                                 Fiscal                      Other Annual       Awards Securities
                Compensation                      Year        Salary         Compensation      Underlying Options (#)    All Other
------------------------------------------   --------------  ------------  ----------------  -------------------------  -----------
Leo Ehrlich                                        2002         $40,625     $168,000*
   President, Chief Executive Officer and
   Chief Financial Officer                         2001         $68,750

     Amounts shown include compensation earned in each respective fiscal year.

     No bonuses were paid in any of the fiscal years reported.

     * In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock in lieu of compensation for past services rendered. The common stock was valued at the market trading price of $.06 per share less a 30% discount for restrictions.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of January 31, 2003 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

In December 2001, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to Bryan Cave LLP, consisting of notes and other payables in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion. (Amount of shares have been adjusted to reflect the 2002 one-for-twenty-five reverse stock split.)

In December 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares 3,280,931 of the Company's common stock.

The Company did not have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares, were recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements.

In February 2003, certain shareholders elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, the Company issued Jules Nordlicht 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock as settlement for claims of compensation for 1999, 2000, 2001and 2002.


                                                                 March 31, 2003
                                                     -----------------------------------------  -------------------------------
                                                         Shares
                                                       beneficially        Percent of Shares
    Name and Address Of Beneficial Owner                  Owned           Beneficially Owned
--------------------------------------------------   -----------------  ----------------------  -------------   --------------
Resonance Limited                                       5,353,672                     17.5%
c/o Peregrine Corporate Services
Burleigh Manor, Peel Road
Douglas Isle, Isle of Man
Helenka Bodner                                         11,295,735                     37.0%
1337 E. 9th St.
Brooklyn, NY 11230
Leo Ehrlich (1)                                         4,000,000                     13.1
c/o Saliva Diagnostic Systems, Inc.
2294 Nostrand Ave.
Brooklyn, NY 11210
Joe Levi (1)                                                    0                      *
c/o Saliva Diagnostic Systems, Inc.
2294 Nostrand Ave.
Brooklyn, NY 11210
Jules Nordlicht                                         6,000,000                     19.7
c/o Saliva Diagnostic Systems, Inc.
2294 Nostrand Ave.
Brooklyn, NY 11210
All   Executive   Officers,   Directors   and           4,000,000                      *
Director nominees as a group

     *        Denotes beneficial ownership of less than 1%.
     (1)      Mr. Ehrlich and Mr. Levi are directors of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In December 2001, Resonance Ltd., one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to Bryan Cave LLP, consisting of notes and other payables in the amount of $831,271. The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed to Resonance, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion. (Amount of shares have been adjusted to reflect the March 2002 one-for-twenty-five reverse stock split.)


In December 2001, certain shareholders, elected to convert an aggregate total of $615,174 in convertible debt held by them into shares 3,280,931 of the Company's common stock.

The Company did not have sufficient authorized but unissued shares available to satisfy its obligations to issue all of the shares of the December 2001 conversions. The Company's legal obligation to issue such shares was recognized as a contingent liability and are not reflected in the computation of shares in the 2001 Financial Statements.

In February 2003, certain shareholders elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In February 2003, the Company issued Jules Nordlicht 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock in lieu of compensation for past services rendered.

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

Exhibit
No.      Description
-------  -----------
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

4.25 Letter Agreement dated April 23, 1999, between the Company and Biscount Overseas Limited regarding Series 1998-B Convertible Preferred Stock

Exhibit
No.      Description
-------  -----------
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

10.12 Amendment to Sub-License Agreement, dated March 8, 1995, incorporated by reference to Exhibit 10.18 of the 1997 10-KSB

10.13 Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

10.14 Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

11.5     Earnings Per Share

21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Form S-1

Exhibit
No.      Description
-------  -----------
24       Powers of  Attorney  (included  on the  signature  pages to this Annual
         Report)

*        Filed herewith.
#        Denotes officer/director compensation plan or arrangement.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company subsequent to its Form 8-K filing of March 10, 2000 as reported in the Company's 10Q in the period ended March 31, 2000.





ITEM 14.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures . Within the 90 days preceding the filing of this Report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including such officers, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b) Changes in Internal Controls . There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls (including any corrective actions with regard to significant deficiencies or material weaknesses) subsequent to the date of the evaluation referred to in paragraph (a) of this Item.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 20, 2004

                                       SALIVA DIAGNOSTIC SYSTEMS, INC.

                                       By:   /s/ Leo Ehrlich
                                       ---------------------------------------
                                       Leo Ehrlich
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





                  SIGNATURE                                       TITLE                               DATE

/s/ Leo Ehrlich                                    President, Chief Executive Officer,
------------------------------------
Leo Ehrlich                                       Chief Financial Officer and Director            March 20, 2004
                                                  (principal accounting officer)

/s/ Joseph Levi                                                 Director                          March 20, 2004
------------------------------------
Joseph Levi

CERTIFICATION

I, Leo Ehrlich, certify that:

1. I have reviewed this annual report on Form 10-KSB of Saliva Diagnostic Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting for the registrant and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

            c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 20, 2004

                                     /s/ Leo Ehrlich
                                     ----------------------------------------
                                     Leo Ehrlich
                                     President and Chief Executive Officer
                                     (Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Fiscal Year End Report of Saliva Diagnostic Systems, Inc (the Company) on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, being, Leo Ehrlich, President and Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 20, 2004


                                 /s/ Leo Ehrlich
                                 --------------------------------------------
                                 Leo Ehrlich
                                 President and Chief Executive Officer
                                 (Principal Accounting Officer)

                          Independent Auditors' Report


To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     -------------------------
                                                     Lazar Levine & Felix LLP


New York, NY
December 29, 2003

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS
                         AS OF DECEMBER 31 2002 AND 2001


                                                                                                2002                   2001
                                                                                           -----------------    -----------------
                                         ASSETS
Current assets:
      Cash and cash equivalents                                                            $           1,900    $           19,197
      Accounts receivable, less allowance for doubtful accounts of $5,000 for both
        years                                                                                        146,591                12,711
      Royalty receivable (Note 13)                                                                     8,148                14,099
      Inventory (Note 3)                                                                              17,353                    -
      Due from affiliate (Note 14)                                                                   133,033                97,565
      Other current assets                                                                            17,504                    -
                                                                                           -----------------    -----------------
          Total current assets                                                                       324,529               143,572
                                                                                           -----------------    ------------------

Property and equipment,  less accumulated  depreciation of $464,178 and $431,405 for 2002
     and 2001, respectively (Note 4)                                                                  97,713               105,318
                                                                                           -----------------    ------------------

Patents and  trademarks,  less  accumulated  amortization of $95,637 and $86,129 for 2002
     and 2001, respectively                                                                           66,003                75,511
Deposits                                                                                                 800                 1,300
                                                                                           -----------------    ------------------
                                                                                                      66,803                76,811
                                                                                           -----------------    ------------------
                                                                                           $         489,045    $          325,701
                                                                                           =================    ==================
                          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Note payable - auto (Note 7)                                                          $              -     $            6,305
     Note payable - shareholders (Note 6)                                                          1,033,898               499,998
     Accounts payable                                                                                220,150               383,940
     Accrued expenses (Note 5)                                                                       378,094                89,619
     Customer deposits                                                                                    -                 39,300
     Payroll and payroll taxes payable                                                               182,972                    -
                                                                                           -----------------    -----------------
      Total current liabilities                                                                    1,815,114             1,019,162

Long-term debt:
     Note payable - shareholders (Notes 6 and 7)                                                          -              1,446,445
                                                                                           -----------------    ------------------
      Total liabilities                                                                            1,815,114             2,465,607
                                                                                           -----------------    ------------------

Commitments and contingencies (Notes 9, 12, 13, 14, 15 and 16)

Shareholders' deficit:
     Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none
     issued and outstanding                                                                               -                     -
     Common stock, $.001 par value, 50,000,000 shares authorized, issued and
     outstanding:  8,929,491 and 1,215,115 shares (Notes 6, 7, 8, 10 and 13)                           8,929                 1,215
     Additional paid-in capital                                                                   37,696,410            36,257,679
     Accumulated deficit                                                                         (39,031,408)          (38,398,800)
                                                                                           ------------------   -------------------
      Total shareholders' deficit                                                                 (1,326,069)           (2,139,906)
                                                                                           ------------------   -------------------
                                                                                           $         489,045    $          325,701
                                                                                           =================    ==================


The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                             Years Ended December 31,
                                                                                      -------------------------------------
                                                                                             2002                2001
                                                                                      ----------------     ----------------
Revenues:
         Product sales                                                                $        349,570     $        731,467
         Royalty income (Notes 13 and 15)                                                       46,593              149,590
                                                                                      ----------------     ----------------
                  Total revenues                                                               396,163              881,057
                                                                                      ----------------     ----------------
Costs and expenses:
         Cost of products sold (Note 13)                                                       106,962              269,108
         Research and development expenses                                                      15,000              463,738
         Selling, general and administrative expenses                                          725,044              420,095
                                                                                      ----------------     ----------------
                  Total costs and expenses                                                     847,006            1,152,941
                                                                                      ----------------     ----------------

Loss from operations                                                                          (450,843)            (271,884)

Interest (expense) - net                                                                       (71,700)            (112,951)
Other (expense) - net                                                                         (110,065)             (11,548)
                                                                                      -----------------    -----------------

Net loss (Note 11)                                                                    $       (632,608)    $       (396,383)
                                                                                      =================    =================


Basic and diluted loss per share                                                      $          (0.09)    $          (0.33)
                                                                                      ================     ================

Shares used in basic and diluted per share calculations                                      6,980,709            1,196,118
                                                                                      ================     ================



The accompanying notes are an integral part of these financial statements.

                    SALIVA DIAGNOSTIC SYSTEMS, INC.
                  STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                                      Series 1998-B
                                                        Common Stock                 Preferred Stock          Additional
                                                --------------------------     ---------------------------     Paid-in
                                                    Shares         Amount         Shares        Amount          Capital
                                                -------------   ----------     ------------  -------------  -------------
 Balances, January 1, 2001                          1,150,315   $    1,150              -    $        -       $36,197,196
 Warrants issued as a part of legal
   settlement to non-employee                              -            -               -             -             3,757
 Issuance of shares related to
   previously recorded settlement                      24,000           24              -             -            33,576
 Issuance of   40,800 shares to consultants
   for services                                        40,800           41              -             -            20,359
 Options issued as a part of legal settlement
   to non-employee                                         -            -               -             -             2,791

 Net loss                                                  -            -               -             -              -
                                                -------------   ----------     ------------  -------------  -------------
 Balances, December 31, 2001                        1,215,115        1,215              -             -        36,257,679
 Conversion of notes payable to common stock        7,714,376        7,714              -             -         1,438,731
 Net loss                                                  -            -               -             -                 -
                                                -------------   ----------     ------------  -------------  -------------
 Balances, December 31, 2002                        8,929,491   $    8,929              -    $        -     $  37,696,410
                                                =============   ==========     ============  =============  =============


                                                      Accumulated
                                                        Deficit             Total
                                                   -----------------   --------------
 Balances, January 1, 2001                         $    (38,002,417)   $  (1,804,071)
 Warrants issued as a part of legal
   settlement to non-employee                                    -             3,757
 Issuance of shares related to
   previously recorded settlement                                -            33,600
 Issuance of   40,800 shares to consultants
   for services                                                  -             20,400
 Options issued as a part of legal settlement
   to non-employee                                               -             2,791

 Net loss                                                  (396,383)        (396,383)
                                                   -----------------   --------------
 Balances, December 31, 2001                            (38,398,800)      (2,139,906)
 Conversion of notes payable to common stock                -              1,446,445
 Net loss                                                  (632,608)        (632,608)
                                                   -----------------   --------------
 Balances, December 31, 2002                       $    (39,031,408)   $  (1,326,069)
                                                   =================   ==============

The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                 2002                 2001
                                                                                         ----------------      ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $       (632,608)     $       (396,383)
    Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                         43,622                45,164
                 Write off of accounts receivable                                                  14,833                26,594
             Option issuance for litigation settlement                                                 -                  2,791
                 Warrant issuance for litigation settlement                                            -                  3,757
             Stock issuance for litigation settlement                                                  -                 33,600
             Stock issuance for consulting services                                                    -                 20,400
             Disposal of assets                                                                     4,021                    -
    Changes in current assets and liabilities:
             Accounts receivable                                                                 (148,713)               37,275
             Royalty receivable                                                                     5,951                27,672
             Due from affiliate                                                                   (35,468)              (46,008)
             Inventories                                                                          (17,353)                   -
             Prepaid expenses and deposits                                                        (56,304)                   -
             Accounts payable and accrued expenses                                                 99,485              (501,485)
             Other current liabilities                                                            208,172                    -
             Unearned royalties                                                                        -                (20,000)
                                                                                         ----------------      ----------------
                      Net cash (used in) operating activities                                    (514,362)             (766,623)
                                                                                         -----------------     ----------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisitions of property and equipment                                               (30,530)                   -
             Deposits                                                                                  -                 30,000
                                                                                         ----------------      ----------------
                      Net cash (used in) provided by investing activities                         (30,530)               30,000
                                                                                         -----------------     ----------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from shareholder loans                                                    1,091,945               815,648
             Bank overdraft                                                                            -                (10,728)
             Repayment of shareholder loans                                                      (558,045)              (39,993)
             Repayment of auto loan                                                                (6,305)               (9,107)
                                                                                         -----------------     ----------------
                      Net cash provided by financing activities                                   527,595               755,820
                                                                                         ----------------      ----------------

    Net (decrease) increase in cash and cash equivalents                                          (17,297)               19,197
    Cash and cash equivalents, beginning of year                                                   19,197                    -
                                                                                         ----------------      ---------------
    Cash and cash equivalents, end of year                                               $          1,900      $         19,197
                                                                                         ================      ================


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                               $          1,739      $         51,660
    SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Conversion of accounts payable to note payable                                       $             -       $         67,643
    Conversion of notes payable and accrued interest into common stock                   $      1,446,445      $             -
    During December 2001, a note payable to a law firm, as well as accrued interest on the note and accounts payable to the law firm were repaid
    directly by a shareholder.                                                           $             -       $        831,271




The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS:

         Saliva Diagnostic Systems, Inc., a Delaware corporation ("the Company"), is primarily engaged in the development, manufacture and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical specimen collection devices. The Company is currently marketing its medical specimen collection devices both in the U.S. and overseas.

         BASIS OF PRESENTATION

         All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split as of March 7, 2002.

         Certain   accounts  in  the  2001   financial   statements   have  been
         reclassified to conform to the 2002 presentation.

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

         REVENUE RECOGNITION

         Revenue is recognized from product sales when earned as required by generally accepted accounting principles and in accordance with SAB 101, 'Revenue Recognition in Financial Statements.' Revenues are recognized when product shipment has occurred. At that time, the price is fixed and determinable and collectability is reasonably assured, title and risk of loss have transferred and all provisions agreed to in the arrangement necessary for customer acceptance have been fulfilled.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         PRODUCT LIABILITY

         The Company has not established any allowance for product liability at present because of the limited distribution and product sale history.

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

         A net loss was reported in both 2002 and 2001, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

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

         CONCENTRATION OF CREDIT RISK

         Due to the closure of the Company's facility in Vancouver, WA, the necessity to transfer its technology to an outside contractor, and the FDA warning letter received; the Company may not be able to re-establish its relations with certain customers. The Company will need to solicit primarily foreign customers for its products, which may subject the Company to higher than ordinary credit risks.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         USE OF ESTIMATES

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

         ADVERTISING COSTS

         Advertising costs, which are included in selling expenses, are expensed
         as  incurred.   For  the  years  ended  December  31,  2002  and  2001,
         advertising costs aggregated $300 and $38,097, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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



2.       SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN


         Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $39,031,408 at December 31, 2002. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company is also delinquent in payments of certain obligations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2001, and 2002 (See Notes 6 and 13), substantial additional financing will be required in future periods.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

3.       INVENTORIES

         Inventories consisted of the following:
                                                       December 31,
                                              -----------------------------
                                                   2002            2001
                                              -------------   -------------
         Raw materials                        $      17,353   $           -
         Work in process                                 -                -
         Finished goods                                  -                -
                                              -------------   -------------
                                              $      17,353               -
                                              =============   =============



4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                       December 31,
                                                                         ------------------------------------------
                                                                              2002                      2001
                                                                         ----------------          ----------------
         Machinery and equipment                                         $        536,950          $        506,420
         Leasehold improvements                                                        -                      5,362
         Vehicles                                                                  24,941                    24,941
                                                                         ----------------          ----------------
                                                                                  561,891                   536,723
         Less: accumulated depreciation and amortization                          464,178                  (431,405)
                                                                         ----------------          ----------------
                                                                         $         97,713          $        105,318
                                                                         ================          ================


5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                        December 31,
                                                                         -----------------------------------------
                                                                              2002                      2001
                                                                         ---------------           ---------------
         Accrued interest                                                $        69,961           $             -
         Accrued legal expense                                                   237,825                    89,619
         Other accrued liabilities                                                70,308                         -
                                                                         ---------------           ---------------
                                                                         $       378,094           $         89,619
                                                                         ===============           ================

6.       LOANS FROM SHAREHOLDERS

         As of December 31, 2002 and 2001, amounts were loaned to the Company by three shareholders aggregating $1,033,898 and $1,946,443, respectively. These amounts are described as follows:

         First Shareholder

         Pursuant to an agreement dated October 1999 and amended as to amount in January 2000, and again in January 2001, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2002, up to the sum of $1,500,000. In January 2003, subsequent to the balance sheet date, the term of the note was extended to December 31, 2004. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. The balance due to this shareholder at December 31, 2002 and 2001 was $997,274 and $988,948, respectively. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

6.       LOANS FROM SHAREHOLDERS (CONTINUED)

         On December 31, 2001, the shareholder elected to convert an aggregate total of $488,950 into 2,607,735 shares of the Company's common stock.

         Second Shareholder

         As of December 31, 2001, another shareholder of the Company also elected to convert a total of $14,900 in convertible debt into 79,469 shares of the Company's common stock. As of December 31, 2002 and 2001, the balance due this shareholder was $0 and $14,900.

         Third Shareholder

         As of December 31, 2002 and 2001, the outstanding balance due this shareholder was $36,624 and $942,595. In 2001, $831,271 was related to funds loaned to the Company to retire secured debt consisting of a note and other obligations from a law firm (See Note 7). The debt had been secured by the patents on the Company's saliva collector. In satisfaction of that debt now owed this shareholder, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share. The remaining balance of $111,314 was also converted into 593,727 shares of the Company's common stock.

         As a result of the aforementioned agreed upon conversions, the amounts to be converted, which existed at December 31, 2001, have been reflected as long-term liabilities on the Company's 2001 balance sheet. Also, the Company is obligated to issue an aggregate total of 7,714,376 shares of common stock to the shareholders. This conversion was completed during 2002.


7.       NOTES PAYABLE

         LAW FIRM

         In July of 1999, the Company converted $610,900 owed to a law firm into a promissory note, which bore interest at 10% per annum. This note was payable upon demand and was secured by a first priority interest in certain patents and future license rights associated with the patents as well as security rights to all physical and real assets not already secured by other parties.

         In December 2001, one of the Company's shareholders, advanced funds to enable the Company to receive a release and retirement of the Company's secured debt owed to the law firm, consisting of notes, other payables and accrued interest aggregating $831,271. In satisfaction of that debt now owed to the shareholder, the Company agreed to convert the debt into 4,433,445 shares of the Company's common stock, computed at 75% of the closing stock price prior to the conversion, or $.0075 per share (See Note 6). This conversion was completed during 2002.

         AUTOMOBILE

         In September of 2000, the Company purchased an automobile with financing from the automobile dealership. The note required 24 monthly payments of $701 and was due in September of 2002. The dealership had a security interest in the automobile. As of December 31, 2002 and 2001, the balance due under this note was $0 and $6,305 respectively.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

8.       STOCK ISSUANCES

         On April 17, 2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 24,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims. Based on the market price of the common stock on the date of settlement, discounted 30% for its restriction, the Company accrued a settlement expense for $33,600 as of December 31, 2000.

         In April 2001, the Company issued 40,800 shares of unregistered and legended Company common stock to employees of Chembio Diagnostic Systems, Inc. in exchange for consulting services. The stock was issued at the market value on the date of settlement (October 2000) with a 30% discount for its restriction. The Company recorded a consulting expense of $20,400 to reflect this transaction.

         In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of Company common stock with a restrictive legend. The common stock was actually issued in October 2003. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual for $67,200 in the September 2002 financial statements.

         In February 2003, subsequent to the balance sheet date, certain shareholders, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

         In February 2003, subsequent to the balance sheet date, the Company issued Jules Nordlicht, 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The Company has recorded an interest expense of $252,000 to reflect this transaction.

         In February 2003, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board. The Company has recorded a consulting expense of $126,000 to reflect this transaction.

         In February 2003, subsequent to the balance sheet date, the Company committed to issue 4 million shares of common stock with a restrictive legend to the President and CEO of the Company in Lieu of compensation for past services. Based upon the market value of the common stock on the date of commitment, discounted 30% for its restriction, the Company has recorded a payroll expense and related accrual for $196,200 in the 2002 financial statements.

         See Note 13 for stock issuance related to litigation settlements.


9.       NASDAQ DELISTING

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

9.       NASDAQ DELISTING (CONTINUED)

         As of May 2000, the Company was delisted from the NASD Bulletin Board market due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Between the months of May 2000 and February 2002, and subsequent to May 2002, the Company was and continues to be delisted from the NASD Bulletin Board market, and due to its failure to meet the financial reporting requirements of the NASD, the Company's common stock trades on the OTC "Pink Sheets".


10.      STOCK-BASED COMPENSATION PLANS

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

         The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2002 and 2001:

                                                                            Number of Options       Option Price Range
                                                                            ---------------           ----------------
         Outstanding at January 1, 2001                                              47,000           $6.25 - $101.50
         Options granted                                                              4,000                 5.00
         Options exercised                                                             -                      -
         Options expired or canceled                                                   -                      -
                                                                            ---------------           ----------------
         Outstanding at December 31, 2001                                            51,000           $5.00 - $101.50
                                                                                                      ---------------
         Options granted                                                               -                      -
         Options exercised                                                             -                      -
         Options expired or canceled                                                   -                      -
                                                                            ---------------           ----------------
         Outstanding at December 31, 2002                                            51,000           $5.00 - $101.50
                                                                            ===============           ===============

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

10.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The Company has elected to account for its stock-based compensation plans using APB 25.

         The pro forma net loss and loss per share for the fiscal years ended December 31, 2002 and 2001 would have been the same as presented in these financial statements since the only options issued during the two year period were as a result of a legal settlement and therefore are already included in the operations for the respective period.

         The fair value of option grants was estimated on the date of grant using Black-Scholes option -pricing model with weighted average assumptions for the year ended 2001: risk free interest rate of 3.79% and 5.79%; volatility of 157%; and expected life of 4 and 3 1/2 years, respectively. No options were issued for the year ended December 31, 2002.

         The following table summarizes the information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                                         Options Exercisable
          --------------------------------------------------------------------------    -----------------------------------------
                                   Number         Weighted Average        Weighted                                  Weighted
                               Outstanding at        Remaining            Average                                   Average
          Range of Exercise     December 31,      Contractual Life     Exercise Price   Number Exercisable at    Exercise Price
          Prices Per Share          2002              (Months)           Per Share        December 31, 2002        Per Share
          $5.00-$101.50              51,000             38               $ 19.2                    51,000           $ 19.23

         The  following  table   summarizes  the   information   about  warrants
outstanding:

                                                                 Number of Warrants          Warrant Price Range
                                                              ------------------            -------------------
         Outstanding at January 1, 2001                                    5,909                $84.375 - $335
         Warrants granted                                                  2,000                      6.25
         Warrants cancelled                                                 (240)                       -
                                                              ------------------            -------------------
         Outstanding at December 31, 2001                                  7,669                 $6.25 - $335
                                                                                            -------------------
         Warrants granted                                                     -                         -
         Warrants cancelled                                                 (911)                       -
                                                              -------------------           -------------------
         Outstanding at December 31, 2002                                  6,758                 $6.25 - $335
                                                              ==================            ===================

         Of the above warrants, 4,400 expire in 2003, 358 in 2004 and 2,000 in 2006.

11.      INCOME TAXES

         The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for 100% of its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

         The Company has a net operating loss carryforward of approximately $39 million, which is available to offset future taxable income, if any, expiring through the year 2021. The Internal Revenue Code rules under
         Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

12.      OPERATING LEASES

         The Company's executive office is currently located in Brooklyn, New York in a facility it sublets on a month-to-month basis. The Company has terminated its previous operating lease at Medford, New York in May of 2002.

         Rent expense for the years ended December 31, 2002 and 2001 aggregated $3,850 and $11,125 respectively.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13.      COMMITMENTS AND CONTINGENCIES

         LITIGATION AND SETTLEMENTS

         LEALOS SETTLEMENT

         In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's President, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 1,540 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000. As of December 31, 2001, approximately $156,000 has been paid and the remainder is payable in monthly installments aggregating $11,048. In addition, Mr. Lealos was released from his obligation under a note totaling $83,825. The Company ceased making payments due to the alleged actions of Ronald Lealos and his attorneys when Lealos in 2002, filed a motion in New York State seeking summary judgement in the amount of $148,206 plus interest. In a ruling dated March 21, 2003, the court denied Lealos motion for summary judgement. The Company has made additional accruals or contingencies for interest or legal fees due to Lealos. However, should this matter go to trial, the Company will vigorously defend its position.

         As of December 31, 2002 and 2001, $89,619 is outstanding under this claim, which is currently in default.

         SETTLEMENT OF BARNES CLAIMS

         On April 17,2001, the Company settled its employment contract dispute with David Barnes, former President of SDS International, LTD., by issuing Mr. Barnes 24,000 shares of the Company's unregistered common stock. Mr. Barnes released the Company from any and all claims.

         PASKELL V. SALIVA DIAGNOSTIC SYSTEMS, INC.

         In February 2000, in connection with the Company's decision to close its Washington, facility, Stefan Paskell, the Executive Vice President of the Company resigned. Mr. Paskell is claiming that he has not been compensated in full under the terms of his employment agreement and on December 18, 2000 filed a demand for arbitration. Mr. Paskell claims he is owed $74,000 in unpaid salary plus interest and any other consideration due under his employment agreement. The Company is disputing these claims. For the past 12 months, the Company has not heard anything from Mr. Paskell.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         LITIGATION AND SETTLEMENTS (CONTINUED):

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

         OTHER LEGAL MATTERS

         In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip. The petition alleges that the Company's trademark HemaStrip, is likely to be confused with Bayer's trademark, HEMASTICK. In December 2000, the Company received notice that the trademark was cancelled. The Company has commenced efforts to re-register the trademark.

         Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

         OTHER CONTINGENCIES

         FDA

         In May 2002 the Company received its  Investigational  Device Exemption
         (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003, subsequent to the balance sheet date. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         OTHER CONTINGENCIES (CONTINUED)

         The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

         ECONOMIC DEPENDENCY

         For the year ended December 31, 2002, sales to two customers were each in excess of 10% of the Company's total sales. Sales to these customers were approximately $253,000 and $55,000, and the accounts receivable balance from these customers as of December 31, 2002 were $114,741 and $36,850. The Company is uncertain that the customers will purchase comparable values of the Company's products in the future. The loss of these customers could have a material adverse effect on the Company.

         For the year ended December 31, 2002, purchases from two suppliers were each in excess of 10% of the Company's total purchases. The purchases through December 31, 2002 were approximately $29,000 and $19,000. The corresponding accounts payable at December 31, 2002, to the suppliers, aggregated approximately $36,800 and $1,700.

         Foreign sales during 2002 were approximately $253,000.

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

         For the year ended December 31, 2001, purchases from one affiliated supplier were in excess of 10% of the Company's total purchases. The purchases through December 31, 2001 were approximately $148,000. The corresponding accounts payable at December 31, 2001, to the supplier, aggregated approximately $3,000.

         LICENSING AGREEMENT

         Immuno chromatography, the principle on which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC. Management believes that due to recent court decisions, the Company presently is not infringing on Unilever patents and no liability for 2001 or 2002 has been incurred.

         INSURANCE

         Due to a lack of operations for the years ended December 31, 2002 and 2001, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate these eliminated coverages.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

13.      COMMITMENTS AND CONTINGENCIES (CONTINUED):

         OTHER CONTINGENCIES (CONTINUED):

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

         10% of first $100,000 of total annual sales 9% of second $100,000 of total annual sales 8% of third $100,000 of total annual sales 7% of fourth $100,000 of total annual sales 6% of fifth $100,000 and greaterof total annual sales

         On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company.

         Royalties earned under this agreement as of December 31, 2002 and 2001, aggregated $75,555 and $61,458, respectively and the Company assigned to Resonance royalties of $69,432 and $54,434 for these years, respectively.


14.      LETTER OF INTENT

         In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would be accounted for as a reverse acquisition and would result in the CDS shareholders holding about 75% of the common stock of the Company. The agreement contained several contingency provisions regarding additional financing, liability provisions and others, which could effect the terms of the deal. As of December 31, 2001, the acquisition had not been completed.

         An additional part of this agreement called for the Company to advance up to $1,000,000 to CDS, payable in four equal installments of $250,000. The first installment was to be paid upon the execution of the letter of intent with the remaining installments due in successive 30-day periods. These advances were to be applied to expenses incurred by CDS in the manufacture and promotions of the Company's products. As of December 31, 2001, the Company had advanced $499,998 under this agreement. In the event the acquisition was not consummated, any funds advanced in excess of expenses incurred by CDS on behalf of the Company would be converted into a primary note payable two years from the date of the last advance with interest at prime + 1% payable quarterly.

         As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, subsequent to the balance sheet date, the Company and Chembio terminated all business relationships.

         Of the amounts advanced under this agreement, net of expenses incurred on behalf of the Company through December 31, 2002 and 2001, $133,033 and $97,565, is reflected as a current asset "Due from affiliate".

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

15.      MANUFACTURING AGREEMENT

         On January 17, 2001, the Company entered into a manufacturing agreement with Chembio Diagnostic Systems, Inc. (CDS) whereby CDS had exclusive rights to manufacture Hema-Strip and Sera-Strip on behalf of and under the label of the Company. The agreement also allowed CDS an exclusive license to certain technology and production assets of the Company to be used in the manufacture of CDS products. CDS would pay the Company a 5% royalty on the sale of such products. All costs associated with leased production assets would be allocated between CDS and the Company based upon the relative proportions of goods manufactured for each party to the total production. If the proposed merger (See Note 14) between the Companies did not occur, the agreement would remain in effect until at least November 30, 2001, but have an actual term of five years. The agreement also specified the price CDS would charge the Company for manufacturing of products as well as payment terms for these manufacturing services. The agreement had mutual termination clauses based upon several different factors. As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, subsequent to the balance sheet date, the Company and Chembio terminated all business relationships.

         Royalties earned under this agreement through December 31, 2002 and 2001 aggregated $35,469 and $142,566.


16.      SUBSEQUENT EVENTS

         MANUFACTURING AGREEMENT

         In July of 2003,subsequent to the balance sheet dat, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

         PROMISSORY NOTES

         Per a Promissory Note dated February 19, 2003, subsequent to the balance sheet date, the Company is and will continue to be funded by a shareholder up to the amount of $1,000,000. The note matures in 2006, including interest of 12% per annum. As consideration for the funding, the Company is authorized to issue 6,000,000 shares of common stock to this shareholder, in 2004, discounted 30% for its restriction. The Company will record the related transactions in the 2003 financial statements.

         Per another Promissory Note dated December 31, 2003, the Company is authorized to grant to the same shareholder, mentioned above, 1,000,000 warrants exercisable to purchase 1,000,000 shares of the Company's common stock. The warrants are due to expire in 2013. The Company recorded the related transactions in the 2003 financial statements.

         SECURITY PURCHASE AGREEMENT

         Per a Security Purchase Agreement dated October 7, 2003, the Company is authorized to issue 3,000,000 shares of the Company's common stock to individuals who will serve as the Company's Business Advisory board. The Company will record the related transactions in the 2003 financial statements.