Form 10QSB
period 2003-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-04-16
CIK 885534

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No [X]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2004, 30,509,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                             Page No.

    Item 1.  Financial Statements

             Balance Sheets - March 31, 2003
             (unaudited) and December 31, 2002                                 3

             Statements of Operations - Three Months
             Ended March 31, 2003 and 2002 (unaudited)                         4

             Statements of Cash Flows -
             Three Months Ended March 31, 2003 and 2002 (unaudited)            5

             Notes to Financial Statements (unaudited)                         6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         12

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk        17

    Item 4.  Controls and Procedures                                           17



PART II    OTHER INFORMATION


    Item 1.  Legal Proceedings                                                 18

    Item 2.  Changes in Securities                                             18

    Item 3.  Defaults upon Senior Securities                                   18

    Item 4.  Submission of Matters to a Vote of Security Holders               18

    Item 5.  Other Information                                                 18

    Item 6.  Exhibits and Reports on Form 8-K                                  18

    Signatures                                                                 19

    Certifications                                                             20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                               MARCH 31, 2003  December 31,
                                                                                (UNAUDITED)         2002
                                                                                ------------   ------------
                                       ASSETS                                                  (Restated)

Current assets:
       Cash and cash equivalents                                               $         53    $      1,900
       Accounts receivable, less allowance for
              doubtful accounts $5,000                                              287,491         146,591
       Royalty receivable                                                              --             8,148
       Subscriptions receivable - collected                                           3,000            --
       Inventory                                                                      8,176          17,353
       Due from third party manufacturer                                               --           133,033
       Other current assets                                                          17,504          17,504
                                                                               ------------    ------------
              Total current assets                                                  316,224         324,529


Property and equipment, less accumulated  depreciation of
$470,977(2003) and 464,178(2002)                                                     60,384          67,183
Equipment under construction                                                         45,530          30,530

Patents and trademarks, less accumulated  amortization of
$98,015(2003) and $95,637(2002)                                                      63,625          66,003
Deferred costs, less accumulated amortization of $7,412 (2003) and $- (2002)
                                                                                    244,588            --
Deposits                                                                                800             800
                                                                               ------------    ------------
                                                                               $    731,151    $    489,045
                                                                               ============    ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Notes payable - shareholders                                            $    716,159    $  1,033,898
       Accounts payable                                                             232,963         220,150
       Accrued expenses                                                             332,549         378,094
       Payroll and payroll taxes payable                                             14,972         182,972
                                                                               ------------    ------------
              Total current liabilities                                           1,296,643       1,815,114

Long-term debt:
       Note payable - shareholder                                                   125,000            --
                                                                               ------------    ------------

              Total liabilities                                                   1,421,643       1,815,114
                                                                               ------------    ------------

Commitments and Contingencies
Shareholders' deficit:
       Common stock, $.001 par value, 50,000,000
              shares authorized, issued and outstanding:
              30,429,491 shares (2003) and 8,929,491 shares
              (2002)                                                                 30,429           8,929
       Additional paid-in capital                                                39,444,386      38,419,333
       Accumulated deficit                                                      (40,165,307)    (39,754,331)
                                                                               ------------    ------------
          Total shareholders' deficit                                              (690,492)     (1,326,069)
                                                                               ------------    ------------
                                                                               $    731,151    $    489,045
                                                                               ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                      -----------------------------
                                                           2003             2002
                                                      -------------   --------------
Revenues:                                                (Restated)

        Product Sales                                 $    285,172    $    129,245
        Royalty Income                                       1,852           2,975
                                                      -------------   --------------
                                                           287,024         132,220

Cost of products sold                                       66,699          28,496
                                                      -------------   --------------

Gross profit                                               220,325         103,724
                                                      -------------   --------------

Operating expenses:
        Research and development expense                   175,000            --
        Selling, general and administrative expense        297,252         104,766
                                                      -------------   --------------
                                                           472,252         104,766

                 (Loss) from operations                   (251,927)         (1,042)


Interest (expense)                                        (152,799)        (25,181)
Other expense                                               (6,250)           --
                                                      -------------   --------------

        Net (loss) to common stockholders             $   (410,976)   $    (26,223)
                                                      =============   ==============

Basic and diluted net (loss) per share                $      (0.02)   $      (0.01)
                                                      =============   ==============

Shares used in basic and diluted net (loss) per
        share calculations                              18,485,047       2,415,129
                                                      =============   ==============



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ----------------------------------
                                                                                      2003             2002
                                                                                ---------------    ---------------
Cash Flows From Operating Activities:                                                                (Restated)
       Net (loss)                                                                $    (410,976)    $     (26,223)
       Adjustments to reconcile net (loss) to net cash
              (used) in operating activities:
          Depreciation and amortization                                                  9,177             9,775
          Amortization of deferred costs                                                 7,412                -
          Write off of accounts receivable                                             133,033                -
          Stock issued for consulting services                                         123,000                -
          Beneficial conversion feature of convertible debts                           118,053            10,652

       Changes in current assets and liabilities:
          Accounts receivable                                                         (140,900)          (27,973)
          Royalty receivable                                                             8,148            (4,959)
          Inventory                                                                      9,177                -
          Other current assets                                                              -             (1,132)
          Accounts payable and accrued expenses                                         37,229            32,378
          Deposits                                                                          -            (30,000)
                                                                                ---------------    ---------------

              Net cash (used) in operating activities                                 (106,647)          (37,482)
                                                                                ---------------    ---------------

Cash Flows From Investing Activities:
       Acquisitions of property and equipment                                          (15,000)               -
                                                                                ---------------    ---------------
                Net cash (used) in investing activities                                (15,000)               -
                                                                                ---------------    ---------------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                                                409,200            53,041
       Repayment of shareholders loans and capital lease                              (289,400)          (34,052)
                                                                                ---------------    ---------------

              Net cash provided by financing activities                                119,800            18,989
                                                                                ---------------    ---------------

       Net (decrease) in cash and cash equivalents                                      (1,847)          (18,493)

       Cash and cash equivalents, beginning of period                                    1,900            19,197
                                                                                ---------------    ---------------

       Cash and cash equivalents, end of period                                   $         53     $         704
                                                                                ===============    ===============

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest                                   $         -      $          -

Supplemental Disclosure of Non-Cash Information:

       Conversion of shareholder loans into common stock                          $    382,500     $   1,446,445

       During the three month period ended March 31, 2003, the Company  obtained financing from a  shareholder.  As  consideration,  the Company issued
          6,000,000   shares  of  common  stock,   valued  at  $252,000  to  the
          shareholder.

                                                                                 $     252,000     $          -



   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2002 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 18, 2002.


2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,165,307 at March 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2002 and 2003, substantial additional financing will be required through 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

3.  RESTATEMENT

Subsequent to the filing of form 10-KSB for December 31, 2002, the Company determined that a beneficial conversion feature on certain convertible debts with a shareholder was not recognized as required under EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features", as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" for prior years.

The adjustments caused an increase of $470,183 in the accumulated deficit and an corresponding increase in additional paid-in capital effective December 31, 2001 for conversions that arose in periods prior to 2002. As a result, the balance sheet as of December 31, 2002 and statements of operations and cash flows for the three-month period ended March 31, 2002 were restated to reflect these changes. The table below details the items affected by the restatement:

                                       December 31, 2002  December 31, 2002
                                       -----------------  -----------------
                                          As reported       As restated
                                       -----------------  -----------------
BALANCE SHEETS:

Additional paid-in capital              $ 37,696,410     $    38,419,333
Accumulated deficit                      (39,031,408)        (39,754,331)

                                          Three months ended March 31
                                             2002             2002
                                       -----------------  -----------------
                                          As reported       As restated
                                       -----------------  -----------------

STATEMENTS OF OPERATIONS:

Interest (expense)                       $  (14,529)       $   (25,181)
Net (loss) to common shareholders           (15,571)           (26,223)
Basic and diluted net (loss) per share        (0.01)             (0.01)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

4. DUE FROM THIRD PARTY MANUFACTURER

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would have been accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, subsequent to the balance sheet date, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting an amount due from them, the Company has made a full reserve of $133,033 against this receivable as of March 31, 2003.


5.    DEFERRED COSTS:

Deferred costs represent the value of shares issued to a shareholder as consideration for loan financing during the current period. As of March 31, 2003, net deferred costs were $244,588, which are being amortized over the life of the loan.


6.  FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $118,053 and $10,652 for the three month periods ended March 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of March 31, 2003, the loan balance to this shareholder aggregated $689,535.

Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments at a later date, up to the amount of $1,000,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

As of March 31, 2003, the loan balance to the second shareholder aggregated $125,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

7. SHAREHOLDERS' TRANSACTIONS

In February 2003, a shareholder elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was issued in October 2003.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the balance sheet (see note 5).

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board. The Company recorded a consulting expense of $123,000 to reflect this transaction.

In December 2003, subsequent to the Balance Sheet date, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $620,000 and will be recorded at the December 2003 financial statements.


8. CHANGES IN EQUITIES

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Subsequent to May 2002, the Company was delisted from the NASD Bulletin Board market and due to its failure to meet the financial reporting requirements of the NASD; the common stock trades on the OTC "Pink Sheets".

As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003




9. CONTINGENCIES

During 2003, the Company's counsel notified Chembio Diagnostic Systems Inc ("CDS"), see note 4, of its intent to file a patent infringement lawsuit. In March 2004, subsequent to the balance sheet date, an action was commenced in Federal Court whereby CDS is attempting to invalidate the Company's patent for its unique rapid test format. The Company had authorized an independent patent validity search and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

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


10. SUBSEQUENT EVENTS

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, Inc. (see note 4), the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003 and the IDE was received in November 2003, subsequent to the balance sheet date. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its US clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

The IDE is only the first step in a difficult and financially costly process to receive US marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

10. SUBSEQUENT EVENTS (CONTINUED)

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,165,307 at March 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, may be impacted significantly by judgment, assumptions and estimates used in the preparation of the unaudited Financial Statements:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulleted No. 104, "Revenue Recognition"("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements. Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue at the time of shipment. Sales are reflected net of discounts and returns.

The allowance for doubtful accounts is maintained to provide for losses arising from customers' inability to make required payments. If there is a deterioration of our customers' credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003


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

RESULTS OF OPERATIONS

First Quarter of 2003 Compared to First Quarter of 2002

Revenues: The Company's revenues consist of product sales and royalties. Revenues increased 117% to $287,024 in the first quarter of 2003 from $132,220 in the first quarter of 2002. The Company is continuing to seek new markets and sales opportunities for its products.

Cost of products sold: Costs of products sold increased to $66,699 (23% of product sales) in the first quarter of 2003 from $28,496 (22% of product sales) in the first quarter of 2002 due to increased sales activity.

Research and development expenses: Research and development expenses aggregated $175,000 in the first quarter of 2003 as a result of clinical trials for FDA approval of the Company's rapid HIV test. The Company did not incur any research and development expenses during the first quarter of 2002.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 184% to $297,252 in the first quarter of 2003 from $104,766 in the first quarter of 2002, primarily as a result of consulting fee to the Business Advisors.

Interest expense: Interest expense increased to $152,799 in the first quarter of 2003 from $25,181 in the first quarter of 2002 due to interest expense related to the conversion feature of convertible debt as well as new financing received in 2003 from a shareholder.

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

The Company has a net operating loss carryforward of approximately $40 million, which is available to offset future taxable income, if any, expiring through the year 2023. As a result of the shares issued in March 2002, the Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes.

As of March 31, 2003, the Company had negative working capital of $980,419. Cash used in operating activities in the first three months of 2003 was $106,647. This was primarily a result of a net loss of $410,976, offset by certain non-cash charges.

Cash provided by financing activities in the first three months of 2003 was $119,800. This was primarily a result of additional funding of $409,200 from shareholders, offset by repayments of $289,400 to the same shareholders.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003


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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $118,053 and $10,652 for the three month period ended March 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

Helenka Bodner has assigned the Note to Resonance Ltd. The balance at March 31, 2003 was $689,535. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

As of March 31, 2004, subsequent to the Balance Sheet date, the Company's outstanding loans from stockholders, which are convertible into the Company's common stock, totaled $192,128 (See earlier paragraph regarding Helenka Bodner loan). Had the stockholders elected to convert these loans into common stock - as of such date, it would result in the issuance by the Company of 232,882 shares of common stock.

Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments at a later date, up to the amount of $1,000,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

As of March 31, 2003, the loan balance to the second shareholder aggregated $125,000.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003



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

As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Subsequent to May 2002 the Company was delisted from the NASD Bulletin Board market and has traded on the OTC "Pink Sheets" due to its failure to meet the financial reporting requirements of the NASD. As a result of the delisting, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was issued in October 2003.

On February 19, 2003, the Company issued Jules Nordlicht, 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of the issuance date and recorded as deferred costs on the balance sheet.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend to the President and CEO of the Company in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board. The Company recorded a consulting expense of $123,000 to reflect this transaction.

In December 2003, subsequent to the Balance Sheet date, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003


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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2003, the Company's counsel notified Chembio Diagnostic Systems of its intent to file a patent infringement lawsuit. In March 2004, subsequent to the balance sheet date, an action was commenced in Federal Court whereby Chembio is attempting to invalidate the Company's patent for its unique rapid test format. The Company had authorized an independent patent validity search and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

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

       Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

(b) Earnings per share - See Exhibit 11

(c) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2003

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

                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  April 15, 2004                        /s/ LEO EHRLICH
                                     -------------------------------------------
                                       Leo Ehrlich
                                     President & Chief Financial Officer
                                     (Duly Authorized Officer)