Form 10QSB
period 2003-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-04-16
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    91-1549305
   ---------------------------                         ---------------
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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         -------

    Item 1.  Financial Statements

             Balance Sheets - June 30, 2003
             (unaudited) and December 31, 2002                               3

             Statements of Operations - Three Months and
             Six Months Ended June 30, 2003 and 2002 (unaudited)             4

             Statements of Cash Flows -
             Six Months Ended June 30, 2003 and 2002 (unaudited)             5

             Notes to Financial Statements (unaudited)                       6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       12

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk      17

    Item 4.  Controls and Procedures                                         17

PART II    OTHER INFORMATION
----------------------------

    Item 1.  Legal Proceedings                                               18

    Item 2.  Changes in Securities                                           18

    Item 3.  Defaults upon Senior Securities                                 18

    Item 4.  Submission of Matters to a Vote of Security Holders             18

    Item 5.  Other Information                                               18

    Item 6.  Exhibits and Reports on Form 8-K                                18

    Signatures                                                               19

    Certifications                                                           20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                JUNE 30, 2003  December 31,2002
                                                                                  (UNAUDITED)
                                                                                ------------    ------------
                          ASSETS                                                                  (Restated)

Current assets:
       Cash and cash equivalents                                                $     76,906    $      1,900
       Accounts receivable, less allowance for
              doubtful accounts $5,000                                               162,201         146,591
       Royalty receivable                                                                 --           8,148
       Subscriptions receivable - collected                                            3,000              --
       Inventory                                                                       6,079          17,353
       Due from third party manufacturer                                                  --         133,033
       Other current assets                                                           27,017          17,504
                                                                                ------------    ------------
              Total current assets                                                   275,203         324,529


Property and equipment, less accumulated
 depreciation of $477,774(2003) and 464,178(2002)                                     55,512          67,183
Equipment under construction                                                          86,500          30,530

Patents and trademarks, less accumulated
 amortization of $100,392(2003) and $95,637 (2002)                                    61,248          66,003
Deferred costs, less accumulated amortization of $29,648 (2003) and $- (2002)        222,352              --
Deposits                                                                                 800             800
                                                                                ------------    ------------
                                                                                $    701,615    $    489,045
                                                                                ============    ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Notes payable - shareholders                                             $    679,838    $  1,033,898
       Accounts payable                                                              172,355         220,150
       Accrued expenses                                                              364,979         378,094
       Payroll and payroll taxes payable                                              14,972         182,972
                                                                                ------------    ------------
              Total current liabilities                                            1,232,144       1,815,114

Long-term debt:
       Note payable - shareholder                                                    545,000              --
                                                                                ------------    ------------

              Total liabilities                                                    1,777,144       1,815,114
                                                                                ------------    ------------

Commitments and Contingencies
Shareholders' deficit:
       Common stock, $.001 par value, 50,000,000
              shares authorized, issued and outstanding:
              30,429,491 shares (2003) and 8,929,491 shares (2002)                  30,429           8,929
       Additional paid-in capital                                                 39,473,019      38,419,333
       Accumulated deficit                                                       (40,578,977)    (39,754,331)
                                                                                ------------    ------------
          Total shareholders' deficit                                             (1,075,529)     (1,326,069)
                                                                                ------------    ------------
                                                                                $    701,615    $    489,045
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               ----------------------------    ----------------------------
                                                  2003              2002          2003              2002
                                               ------------    ------------    ------------    ------------
       Revenues:                                                (Restated)                    (Restated)


    Product Sales                              $     16,944    $      4,756    $    302,116    $    134,001
    Royalty Income                                       --             351           1,852           3,326
                                               ------------    ------------    ------------    ------------
                                                     16,944           5,107         303,968         137,327

Cost of products sold                                24,621           9,932          91,320          38,428
                                               ------------    ------------    ------------    ------------

Gross (loss) profit                                  (7,677)         (4,825)        212,648          98,899
                                               ------------    ------------    ------------    ------------
Operating expenses:
    Research and development expense                275,000              --         450,000              --
    Selling, general and
        administrative expense                       60,854          95,340         358,106         200,106
                                               ------------    ------------    ------------    ------------
                                                    335,854          95,340         808,106         200,106

        (Loss) from operations                     (343,531)       (100,165)       (595,458)       (101,207)


Interest (expense)                                  (83,139)        (32,000)       (235,938)        (57,181)
Other income (expense)                               13,000              --           6,750              --
                                               ------------    ------------    ------------    ------------

    Net (loss) to common
        stockholders                           $   (413,670)   $   (132,165)   $   (824,646)   $   (158,388)
                                               ============    ============    ============    ============

Basic and diluted net (loss)                   $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                               ============    ============    ============    ============
    per share

Shares used in basic and
    diluted net(loss) per share calculations     30,429,491       8,929,491      24,490,264       4,999,626
                                               ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                    SALIVA DIAGNOSTIC SYSTEMS, INC.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   2003           2002
                                                                               -----------    -----------
Cash Flows From Operating Activities:                                                         (Restated)

       Net (loss)                                                              $  (824,646)   $  (158,388)
       Adjustments to reconcile net (loss) to net cash
              (used) in operating activities:
          Depreciation and amortization                                             18,351         19,549
          Amortization of deferred costs                                            29,648             --
          Write off of accounts receivable                                         120,033             --
          Stock issued for consulting services                                     123,000             --
          Beneficial conversion feature of convertible debts                       146,686         27,110

       Changes in current assets and liabilities:
          Accounts receivable                                                       (2,619)       (15,879)
          Royalty receivable                                                         8,148         (1,442)
          Inventory                                                                 11,274             --
          Due from third party manufacturer                                             --           (351)
          Other current assets                                                      (9,513)        (1,841)
          Deposits                                                                      --          1,300
          Accounts payable and accrued expenses                                      9,051         64,256
          Customer deposits                                                             --        (30,000)
                                                                               -----------    -----------

              Net cash (used) in operating activities                             (370,578)       (95,686)
                                                                               -----------    -----------

Cash Flows From Investing Activities:
       Acquisitions of property and equipment                                      (57,895)            --
                                                                               -----------    -----------
                Net cash (used) in investing activities                            (57,895)            --
                                                                               -----------    -----------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                                            915,100        181,911
       Repayment of shareholders loans and capital lease                          (411,621)      (116,050)
       Overdraft                                                                        --         10,628
                                                                               -----------    -----------

              Net cash provided by financing activities                            503,479         76,489
                                                                               -----------    -----------

       Net increase (decrease) in cash and cash equivalents                         75,006        (19,197)

       Cash and cash equivalents, beginning of period                                1,900         19,197
                                                                               -----------    -----------

       Cash and cash equivalents, end of period                                $    76,906    $        --
                                                                               ===========    ===========

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest                                $        --    $        --

Supplemental Disclosure of Non-Cash Information:

       Conversion of shareholder loans into common stock                       $   382,500    $ 1,446,445

       During the six month period ended June 30, 2003, the Company obtained financing from a shareholder. As consideration, the Company issued
          6,000,000 shares of common stock, valued at $252,000 to the
          shareholder                                                          $   252,000    $        --

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2002 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 18, 2002.

2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit: Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,578,977 at June 30, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2002 and 2003, substantial additional financing will be required through 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The adjustments caused an increase of $470,183 in the accumulated deficit and an corresponding increase in additional paid-in capital effective December 31, 2001 for conversions that arose in periods prior to 2002. As a result, the balance sheet as of December 31, 2002 and statements of operations and cash flows for the three and six month periods ended June 30, 2002 were restated to reflect these changes. The table below details the items affected by the restatement:

                                       December 31, 2002     December 31, 2002
                                          As reported           As restated
BALANCE SHEETS:
Additional paid-in capital             $   37,696,410        $   38,419,333
Accumulated deficit                       (39,031,408)          (39,754,331)



                                          Three months ended June 30        Six months ended June 30
                                              2002          2002               2002           2002
                                          As reported   As restated        As reported    As restated
                                          -----------   -----------        -----------    -----------
STATEMENTS OF OPERATIONS:
Interest (expense)                        $  (15,542)   $  (32,000)         $  (30,071)  $  (57,181)
Net (loss) to common shareholders           (115,707)     (132,165)           (131,278)    (158,388)
Basic and diluted net (loss) per share         (0.01)        (0.01)              (0.03)        (0.03)


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

4. DUE FROM THIRD PARTY MANUFACTURER

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would have been accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, subsequent to the balance sheet date, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting an amount due from them, the Company has made a full reserve of $120,033 against this receivable as of June 30, 2003.

5.    DEFERRED COSTS:

Deferred costs represent the value of shares issued to a shareholder as consideration for loan financing during the current period. As of June 30, 2003, net deferred costs were $222,352, which are being amortized over the life of the loan.

6.  FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $146,686 and $27,110 for the six month periods ended June 30, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of June 30, 2003, the loan balance to this shareholder aggregated $653,214.

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

As of June 30, 2003, the loan balance to the second shareholder aggregated $545,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the September 2002 financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board. The Company recorded a consulting expense of $126,000 to reflect this transaction.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,578,977 at June 30, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2003 Compared to Second Quarter and First six Months of 2002

Revenues: The Company's revenues consist of product sales and royalties. Revenues increase 232% to $16,944 in the second quarter of 2003 from $5,107 in the second quarter of 2002 and increased 121% to $303,968 in the first six months of 2003 from $137,327 in the first six months of 2002. The Company is continuing to seek new markets and sales opportunities for its products.

Cost of products sold: Costs of products sold increased to $24,621 (greater than 100% of product sales) in the second quarter of 2003 from $9,932 (greater than 100% of product sales) in the second quarter of 2002 and increased to $91,320 (30% of product sales) in the first six months of 2003 from $38,428 (29% of product sales) in the first six months of 2002 due to increased sales activity.

Research and development expenses: Research and development expenses aggregated $275,000 in the second quarter and $450,000 in the first six months of 2003 as a result of clinical trials for FDA approval of the Company's rapid HIV test. The Company did not incur any research and development expenses during the second quarter and first six months of 2002.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 36% to $60,854 in the second quarter of 2003 from $95,340 in the second quarter of 2002 and increased 79% to $358,106 in the first six months of 2003 from $200,106 in the first six months of 2002, primarily as a result of consulting fees to the Business Advisors.

Interest expense: Interest expense increased to $83,139 in the second quarter of 2003 from $32,000 in the second quarter of 2002 and increased to $235,938 in the first six months of 2003 from $57,181 in the first six months of 2002 due to interest expense related to the conversion feature of convertible debt as well as new financing received in 2003 from a shareholder.

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

The Company has a net operating loss carryforward of approximately $41 million, which is available to offset future taxable income, if any, expiring through the year 2023. As a result of the shares issued in March 2002, the Internal Revenue Code rules under Section 382 could significantly limit the future use of these losses based on ownership changes.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

As of June 30, 2003, the Company had negative working capital of $956,941. Cash used in operating activities in the first six months of 2003 was $370,578. This was primarily a result of a net loss of $824,646, offset by certain non-cash charges.

Cash provided by financing activities in the first six months of 2003 was $503,479. This was primarily a result of additional funding of $915,100 from shareholders, offset by repayments of $411,621 to the same shareholders.

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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $146,686 and $27,110 for the six month periods ended June 30, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

Helenka Bodner has assigned the Note to Resonance Ltd. The balance at June 30, 2003 was $653,214. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

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

As of June 30, 2003, the loan balance to the second shareholder aggregated $545,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The Company issued 3,000,000 shares of its common stock in October 2003; 1,000,000 shares each to Harmon Aronson, Robert Cook, and Harold Snyder who have agreed to join the Company's Advisory Board. The Company recorded a consulting expense of $126,000 to reflect this transaction.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2003

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

      Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

(b)   Earnings per share - See Exhibit 11

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

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