Form 10QSB
period 2003-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-04-16
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________ to ________

                        Commission File Number : 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                           91-1549305
   ---------------------------                                --------------
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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                                        INDEX

PART I    FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

    Item 1.  Financial Statements

             Balance Sheets - September 30, 2003
             (unaudited) and December 31, 2002                              3

             Statements of Operations - Three Months and
             Nine Months Ended September 30, 2003 and 2002 (unaudited)      4

             Statements of Cash Flows -
             Nine Months Ended September 30, 2003 and 2002 (unaudited)      5

             Notes to Financial Statements (unaudited)                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk     17

    Item 4.  Controls and Procedures                                        17


PART II    OTHER INFORMATION


    Item 1.  Legal Proceedings                                              18

    Item 2.  Changes in Securities                                          18

    Item 3.  Defaults upon Senior Security                                  18

    Item 4.  Submission of Matters to a Vote of Security Holders            18

    Item 5.  Other Information                                              18

    Item 6.  Exhibits and Reports on Form 8-K                               18

    Signatures                                                              19

    Certifications                                                          20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                           SEPTEMBER 30, 2003
                                                                                              (UNAUDITED)         December 31, 2002
                                                                                           -------------------    ----------------
                                     ASSETS                                                                          (Restated)

Current assets:
       Cash and cash equivalents                                                           $            21,324    $          1,900
       Accounts receivable, less allowance for
              doubtful accounts $5,000                                                                 154,189             146,591
       Royalty receivable                                                                                   -                8,148
       Subscriptions receivable                                                                          3,000                  -
       Inventory                                                                                        25,689              17,353
       Due from third party manufacturer                                                                    -              133,033
       Other current assets                                                                             16,004              17,504
                                                                                           -------------------    ----------------
              Total current assets                                                                     220,206             324,529


Property and equipment, less accumulated depreciation of
       $484,039(2003) and   $464,178 (2002)                                                             50,442              67,183
Equipment under construction                                                                           169,750              30,530

Patents and trademarks, less accumulated amortization of
       $102,769(2003) and $95,637 (2002)                                                                58,871              66,003
Deferred costs, less accumulated amortization of $51,884 (2003) and $- (2002)
                                                                                                       200,116                   -
Deposits                                                                                                   800                 800
                                                                                           -------------------    ----------------
                                                                                           $           700,185    $        489,045
                                                                                           ===================    ================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Notes payable - shareholders                                                        $           367,961    $      1,033,898
       Accounts payable                                                                                185,562             220,150
       Accrued expenses                                                                                457,175             378,094
       Payroll and payroll taxes payable                                                                14,141             182,972
                                                                                           -------------------    ----------------
              Total current liabilities                                                              1,024,839           1,815,114

Long-term debt:
       Note payable - shareholder                                                                    1,045,000                  -
                                                                                           -------------------    ---------------

              Total liabilities                                                                      2,069,839           1,815,114
                                                                                           -------------------    ----------------

Commitments and Contingencies
Shareholders' deficit:
       Common stock, $.001 par value, 50,000,000
              shares authorized, issued and outstanding:
              30,429,491 shares (2003) and 8,929,491 shares
              (2002)                                                                                    30,429               8,929
       Additional paid-in capital                                                                   39,524,686          38,419,333
       Accumulated deficit                                                                         (40,924,769)        (39,754,331)
                                                                                           --------------------        ------------
          Total shareholders' deficit                                                               (1,369,654)         (1,326,069)
                                                                                           --------------------   -----------------
                                                                                           $           700,185    $        489,045
                                                                                           ===================    ================


   The accompanying notes are an integral part of these financial statements.


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS                   NINE MONTHS
                                                          ENDED                          ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                               ----------------------------    ----------------------------
                                                   2003            2002            2003           2002
                                               ------------    ------------    ------------    ------------
      Revenues:                                                 (Restated)                      (Restated)
    Product Sales                              $    145,494    $      8,480    $    447,610    $    142,481

    Royalty Income                                       --          30,436           1,852          33,762
                                               ------------    ------------    ------------    ------------

                                                    145,494          38,916         449,462         176,243

Cost of products sold                                96,927          42,640         188,247          81,068
                                               ------------    ------------    ------------    ------------

Gross profit (loss)                                  48,567          (3,724)        261,215          95,175
                                               ------------    ------------    ------------    ------------
Operating expenses:
    Research and development expense                170,928          35,000         620,928          35,000
    Selling, general and
      administrative expense                        101,897         113,311         460,003         313,417
                                               ------------    ------------    ------------    ------------
                                                    272,825         148,311       1,080,931         348,417

        (Loss) from operations                     (224,258)       (152,035)       (819,716)       (253,242)

Interest (expense)                                 (125,950)       (148,387)       (361,888)       (205,568)

Other income (expense)                                4,416         (67,200)         11,166         (67,200)
                                               ------------    ------------    ------------    ------------
    Net (loss) to common
        stockholders                           $   (345,792)   $   (367,622)   $ (1,170,438)   $   (526,010)
                                               ============    ============    ============    ============

Basic and diluted net (loss) per share         $      (0.01)   $      (0.04)   $      (0.04)   $      (0.08)
                                               ============    ============    ============    ============
Shares used in basic and
    diluted net(loss) per share calculations     30,429,491       8,929,491      26,491,762       6,323,976
                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.


                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                         ------------------------------------------
                                                                                                     SEPTEMBER 30,
                                                                                             2003                     2002
                                                                                         -------------------      -----------------
                                                                                                                     (Restated)
Cash Flows From Operating Activities:
       Net (loss)                                                                       $         (1,170,438)    $        (526,010)
       Adjustments to reconcile net (loss) to net cash
              (used) in operating activities:
          Depreciation and amortization                                                                                     34,447
          Loss due to disposal of assets                                                                  -                  4,021
          Amortization of deferred costs                                                              51,884                    -
          Write off of accounts receivable                                                           120,033                    -
          Stock issued for consulting services                                                       123,000                    -
          Beneficial conversion feature of convertible debts                                         198,353               159,443

       Changes in current assets and liabilities:
          Accounts receivable                                                                          5,402               (12,749)
          Royalty receivable                                                                           8,148                14,099
          Inventory                                                                                   (8,336)                   -
          Due from third party manufacturer                                                               -                (30,788)
          Other current assets                                                                        (9,513)              (22,381)
          Deposits                                                                                        -                  1,300
          Accounts payable and accrued expenses                                                                            160,552
          Customer deposits                                                                               -                (30,000)
                                                                                         -------------------      -----------------

              Net cash (used) in operating activities                                               (529,838)             (248,066)
                                                                                         --------------------     -----------------

Cash Flows From Investing Activities:
       Acquisitions of property and equipment                                                       (142,340)              (30,530)
                                                                                         --------------------     -----------------
                Net cash (used) in investing activities                                             (142,340)              (30,530)
                                                                                         --------------------     -----------------

Cash Flows From Financing Activities:
       Proceeds from shareholders loans                                                            1,570,100               803,911
       Repayment of shareholders loans and capital lease                                                                  (546,202)
       Overdraft                                                                                          -                  1,690
                                                                                         -------------------      ----------------

              Net cash provided by financing activities                                              691,602               259,399
                                                                                         -------------------      ----------------

       Net increase (decrease) in cash and cash equivalents                                           19,424               (19,197)

       Cash and cash equivalents, beginning of period                                                  1,900                19,197
                                                                                         -------------------      ----------------

       Cash and cash equivalents, end of period                                          $            21,324      $             -
                                                                                         ===================      ================

Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest                                          $                -      $           1,411

Supplemental Disclosure of Non-Cash Information:

       Conversion of shareholder loans into common stock                                 $           382,500     $       1,446,445

       During the nine month period ended September 30, 2003, the Company obtained financing from a shareholder. As consideration, the Company issued 6,000,000 shares of common stock, valued at $252,000 to the shareholder.

                                                                                         $           252,000     $              -

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2002 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2003, or any other portion thereof.

All prior year common stock and share amounts have been restated in the financial statements due to the Company's one for twenty-five reverse stock split of March 18, 2002.

2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,924,769 at September 30, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2002 and 2003, substantial additional financing will be required through 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

The adjustments caused an increase of $470,183 in the accumulated deficit and an corresponding increase in additional paid-in capital effective December 31, 2001 for conversions that arose in periods prior to 2002. As a result, the balance sheet as of December 31, 2002 and statements of operations and cash flows for the nine-month period ended September 30, 2002 were restated to reflect these changes. The table below details the items affected by the restatement:

                          December 31, 2002  December 31, 2002
                            As reported        As restated
BALANCE SHEETS:
Additional paid-in capital   $ 37,696,410    $ 38,419,333
Accumulated deficit           (39,031,408)    (39,754,331)


                                          Three months ended       Nine months ended
                                             September 30             September 30
                                          2002          2002         2002        2002
                                       As reported   As restated  As reported  As restated
                                       -----------   -----------  -----------  -----------
STATEMENTS OF OPERATIONS:
Interest (expense)                       $ (16,054)   $(148,387)   $ (46,125)   $(205,568)
Net (loss) to common shareholders         (235,289)    (367,622)    (366,567)    (526,010)
Basic and diluted net (loss) per share       (0.03)       (0.04)       (0.06)       (0.08)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

4. DUE FROM THIRD PARTY MANUFACTURER

In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would have been accounted for as a reverse acquisition and would have resulted in the CDS shareholders holding a majority of the common stock of the Company.

As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, subsequent to the balance sheet date, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting an amount due from them, the Company has made a full reserve of $120,033 against this receivable as of September 30, 2003.


5.    DEFERRED COSTS:

Deferred costs represent the value of shares issued to a shareholder as consideration for loan financing during the current period. As of September 30, 2003, net deferred costs were $200,116, which are being amortized over the life of the loan.


6.  FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $198,353 and $159,443 for the nine month periods ended September 30, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of September 30, 2003, the loan balance to this shareholder aggregated $341,337.

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

As of September 30, 2003, the loan balance to the second shareholder aggregated $1,045,000, which exceeded the agreed amount mentioned above. In December 2003, subsequent to the balance sheet date, another agreement was executed with the shareholder to cause another advance in total or in installments up to the amount of $500,000 to the Company (see note 7).

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

As a result of the delisting, an investor may find it difficult to dispose of or to obtain accurate quotations as to the price of, the Company's securities.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

10. MANUFACTURING/RESEARCH & DEVELOPMENT AGREEMENT

In July of 2003, the Company signed a Manufacturing/Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for US approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

11. SUBSEQUENT EVENT

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2003

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2003

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $40,924,769 at September 30, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2003. Substantial additional financing will be required in 2004. The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2003


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

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 2003 Compared to Third Quarter and First Nine Months of 2002

Revenues: The Company's revenues consist of product sales and royalties. Revenues increased 274% to $145,494 in the third quarter of 2003 from $38,916 in the third quarter of 2002 and increased 155% to $449,462 in the first nine months of 2003 from $176,243 in the first nine months of 2002. The Company is continuing to seek new markets and sales opportunities for its products.

Cost of products sold: Costs of products sold increased to $96,927 (67% of product sales) in the third quarter of 2003 from $42,640 (greater than 100% of product sales) in the third quarter of 2002 and increased to $188,247 (42% of product sales) in the first nine months of 2003 from $81,068 (57% of product sales) in the first six months of 2002 due to increased sales activity.

Research and development expenses: Research and development expenses increased to $170,928 in the third quarter of 2003 from $35,000 in the third quarter of 2002 and to $620,928 in the first nine months of 2003 from $35,000 in the first nine months of 2002 as a result of clinical trials for FDA approval of the Company's rapid HIV test.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 10% to $101,897 in the third quarter of 2003 from $113,311 in the third quarter of 2002, primary as a result of cost reduction, and increased 47% to $460,003 in the first nine months of 2003 from $313,417 in the first nine months of 2002, primarily as a result of consulting fee to the Business Advisors during the first quarter of 2003.

Interest expense: Interest expense decreased to $125,950 in the third quarter of 2003 from $148,387 in the third quarter of 2002 due to less funding from shareholders, and increased to $361,888 in the first nine months of 2003 from $205,568 in the first nine months of 2002 due to interest expense related to the conversion feature of convertible debt as well as new financing received in 2003 from a shareholder.

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

As of September 30, 2003, the Company had negative working capital of $804,633. Cash used in operating activities in the first nine months of 2003 was $529,838. This was primarily a result of a net loss of $1,170,438, offset by certain non-cash charges.

Cash provided by financing activities in the first nine months of 2003 was $691,602. This was primarily a result of additional funding of $1,570,100 from shareholders, offset by repayments of $878,498 to the same shareholders.

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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $198,353 and $159,443 for the nine month periods ended September 30, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debt was recognized at the commitment date since they were immediately convertible.

Helenka Bodner has assigned the Note to Resonance Ltd. The balance at September 30, 2003 was $341,337. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company at 75% of the closing stock bid price for the five days prior to conversion.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 2003, the loan balance to the second shareholder aggregated $1,045,000, which exceeded the agreed amount mentioned above. In December 2003, subsequent to the balance sheet date, another agreement was executed with the shareholder to cause another advance in total or in installments up to the amount of $500,000 to the Company (see note 7).

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

In March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock were adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities will be entitled to receive one-twenty fifth of the number of shares of post-split common stock as they were entitled to receive of pre-split common stock.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2003

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

      Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss. 1350.

(b)   Earnings per share - See Exhibit 11

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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