Form 10KSB
period 2003-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-05-25
CIK 885534

U.S.
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      2294 Nostrand Ave. Brooklyn, NY 11210
              (Address of principal executive offices and zip code)

                                 (212) 937-3801
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X}

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

Issuer's revenues for its most recent fiscal year were $745,747.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2004 was $15,884,160 computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 31, 2004 was 30,509,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [_] No [X]

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX


                                                                            PAGE
PART I

Item 1          Description of Business                                        3
Item 2          Description of Property                                       22
Item 3          Legal Proceedings                                             23
Item 4          Submission of Matters to a Vote of Security Holders           24


PART II

Item 5          Market for Common Equity, Related Stockholder Matters
                  and Issuer Purchases of Equity Securities                   25
Item 6          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         27
Item 6A         Quantitative and Qualitative Disclosures about
                  Market Risks                                                35
Item 7          Financial Statements and Supplementary Data                   36
Item 8          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                        37
Item 8A         Controls and Procedures                                       37

PART III

Item   9        Directors and Executive Officers of the Registrant            38
Item 10         Executive Compensation                                        39
Item 11         Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                  39
Item 12         Certain Relationships and Related Transactions                41
Item 13         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                 42
Item 14         Principal Accountant Fees and Services                        45


Signatures                                                                    46
Certifications                                                                47

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV RAPID SCREENING TEST, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.
================================================================================

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

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company has reason to believe the product's performance will meet the necessary criteria for US approval. The IDE and Clinical Trials are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

The Company's capital requirements have been, and will continue to be, significant. The Company has been dependent on private placements of its debt and equity securities to fund its capital requirements. Presently the company has a limited cash balance and is completely dependent on short-term placements to fund its daily operational needs. The Company believes that its current cash position and these expected proceeds, combined with revenues and other cash receipts, will be insufficient to fund the Company's operations through 2004. Substantial additional financing will be required in 2004. The Company is dependent upon its efforts to raise capital to finance the cost of development, manufacturing and marketing of its products; to conduct clinical trials and submissions for FDA approval of its products; and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which will be available to the Company.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,489,807 at December 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

On March 2002, the Company amended its Certificate of Incorporation to effect a one-for-twenty five reverse split of its common stock. As of that date, each twenty five outstanding shares of the Company's common stock were converted and reconstituted into one share of common stock, par value $0.001 per share. The number of authorized shares of common stock of the Company was not affected by the reverse stock split and remains at 50,000,000. Options, warrants, preferred stock and other securities convertible into shares of the Company's common stock will be adjusted in accordance with their terms to reflect the reverse stock split. Upon exercise or conversion, holders of such securities are entitled to receive one-twenty fifth of the number of shares of post-split common stock as they are entitled to receive of pre-split common stock.

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

To date, the Company has developed three rapid HIV tests, Sero-Strip(TM) HIV, Hema-Strip(TM) HIV and Saliva-Strip(TM) HIV, and one H.pylori rapid test, Stat-Simple(TM) H.pylori. The Company also markets a saliva medical specimen collector in the U.S., as Saliva-Sampler(R) and in the United Kingdom, as Omni-SAL(R).

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

Stat-Simple(TM) H.pylori ("Stat-Simple(TM)") is the Company's rapid assay for H.pylori antibody detection. The device is based on the Company's patented whole blood sampling technology and licensed test components. The test uses a minute sample of whole blood from a "finger-stick" for analysis. Results are available at point-of-care without the need for sophisticated equipment. The Stat-Simple(TM) technology is identical to that of Hema-Strip HIV, as described below. Stat-Simple was cleared for diagnostic use in humans in the U.S. by the FDA. (See "regulation - food and drug administration" below.)

During the fiscal year 2000, the Company had decided to discontinue its manufacture of Stat-Simple (h. pylori) test. The Company is presently evaluating the market and expects to reintroduce the product in 2004-5.

Sero-Strip(TM) HIV ("Sero-Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero-Strip is packaged as a multiple-use kit designed for professional health care settings where many patients are tested and specimens may be stored. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture.

Hema-Strip(TM) HIV ("Hema-Strip") is a single use test kit that collects, processes and analyzes a minute amount of whole blood (i.e., both fingerstick and venipuncture) or plasma sample or serum sample to detect HIV antibodies. Sample collection requires only a few seconds. The whole blood sampling technology used in Hema-Strip is identical to that utilized in Sero-Strip; however, an added filter traps red blood cells from the whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 18 months after the date of manufacture. We have already completed the required clinical trials and have begun submission of application modules in March 2004, for FDA approval. Although there is no assurance that we will receive approval, we believe that the Hema-Strip HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will provide a significant competitive advantage in the market for rapid HIV testing in the United States.

Saliva-Strip(TM) HIV ("Saliva-Strip") collects, processes and analyzes saliva to detect HIV antibodies. The test is currently designed for single use, incorporates the Saliva-Sampler(R) or Omni-SAL(R) device, and is based on the Company's proprietary saliva collection technology. The Company believes Saliva-Strip's temperature stability is similar to that of Sero-Strip and Hema-Strip. During 1999 the Company had discontinued marketing Saliva-Strip because the test has an accuracy which is slightly less than the Company's whole blood sampling tests. The Company believes that the performance characteristics of Saliva-Strip can be improved, and a market exists which will allow it to be used in situations where the collection of blood is not practical or feasible.

MEDICAL SPECIMEN COLLECTION DEVICES.

The Company markets a saliva medical specimen collector in the United Kingdom as Omni-SAL(R) (known as Saliva-Sampler(R) in the U.S.) (See "--marketing, sales and distribution.")

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

PRODUCT DEVELOPMENT

The Company has conducted preliminary research that indicates its patented rapid whole-blood test format may be expanded to detect diseases other than HIV and H. pylori. We believe that it provides a platform format and technology that can be modified for detection of a variety of infectious diseases in addition to HIV, such as viral hepatitis, dengue, and certain sexually transmitted diseases. We believe that our patented rapid whole-blood test format has significant potential as a point-of-care testing platform for physicians' offices, hospitals, home testing, and other markets.

The Company expects to introduce at least one new test in this format during 2004.

In 2003 and 2002, research and development activities focused on the development of the Hema-Strip(TM) HIV rapid test including significant scale-up expenses by the contract manufacturer. The Company expended $800,928 and $232,691 in research and development costs, respectively, in fiscal years 2003 and 2002. (See ITEM 7, Management Discussions, Research and Development)

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company will be required to devote considerable additional efforts and obtain substantial additional financing to further develop and finalize its products. Satisfactory completion of development, testing and evaluations, obtaining approvals of regulatory authorities and achieving sufficient production levels of such products will be required prior to their being available for commercial sale. The Company's products remain subject to all the risks inherent in the introduction of new diagnostic products, including unanticipated problems. The Company may not have sufficient funds to continue design and development, which could result in abandonment of or substantial change in the design or development of such products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake to complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

MARKETING, SALES AND DISTRIBUTION

The Company is currently marketing its medical specimen collection devices, Omni-SAL(R), and Saliva-Sampler(R), both in the U.S. and overseas.

The collection devices are marketed into the workplace testing, forensic toxicology, criminal justice, and drug rehabilitation markets, primarily through distributors. The forensic toxicology market consists of 250 - 300 laboratories including federal, state and county crime laboratories, medical examiner laboratories, and reference laboratories. The criminal justice market consists of a wide variety of entities in the criminal justice system that require drug screening, such as pre-trial services, parole and probation officials, police forces, drug courts, prisons, drug treatment programs and community/family service programs.

We have entered into an exclusive agreement with Immunalysis Corporation for the distribution of Saliva-Sampler(R) collection devices for drugs-of-abuse testing in the workplace testing market in the United States and Canada. Overseas, the patented saliva collection device currently is sold to several commercial companies for use with their laboratory assays or machine rapid scanners for the detection of HIV infection, and/or drugs-of-abuse and/or cigarette smoking

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Hema-Strip HIV Rapid Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its U.S. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver. We have already completed the required clinical trials and have begun submission of application modules in March 2004, for FDA approval. Although there is no assurance that we will receive approval, we believe that the Hema-Strip HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will provide a significant competitive advantage in the market for rapid HIV testing in the United States.

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

During 2003 and 2002, the Company's revenues were primarily generated from sales of its patented saliva collection devices. The Company had two customers that accounted for 76% of product sales (42% and 34%) during 2003 and one of these customers accounted for 72% of product sales during 2002. The loss of these customers could have a material adverse effect on the Company.

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

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company has reason to believe the product's performance will meet the necessary criteria for U.S. approval.

Although the Company believes it has successfully transferred the necessary technology to ABMC, there can be no assurance that ABMC will be successful in incorporating this technology in its production facilities in a timely period. Also, there can be no assurances that ABMC will be able to meet the Company's requirements, manufacture the Company's products on acceptable terms, nor that ABMC will be in full compliance with FDA guidelines required for approval of the Hema-Strip HIV test.

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

During the calendar years of 2002 and 2001, the Company's former contract manufacturer, Chembio Diagnostic Systems, Inc., was issued an export certificate allowing for the export sales of the Company's HIV products.

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

Two of the Company's non HIV products, Saliva-Sampler (R) and Stat-Simple(TM), have received FDA clearance through the 510(k) process for domestic distribution for IN VITRO diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices.

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

In May 2002 the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Hema-Strip HIV Rapid Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its U.S. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company believes the product's performance meets the criteria necessary for U.S. approval.

The IDE and Clinical Trials are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2004 range from $3,480 for 510(k) premarket notifications to $206,811 for PMA's, although fee reductions are available for companies qualifying as small businesses. We do currently qualify as a small business.

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

The following lists the Company's products, and where the products may be sold:

1. Hema-Strip(TM). This product may be sold for IN VITRO diagnostic use in humans in the following areas: Russia, India, Canada, Vietnam, Peru, Poland, Kenya, Ghana, Sierra Leone, Romania, Mexico, Chile, South Africa, Malaysia, Columbia, Dominican Republic, Czech Republic and other areas which rely upon approval of those countries.

2. Sero-Strip(TM). This product may be sold for IN VITRO diagnostic use in humans in United Kingdom, Russia, India, Canada, South Africa, Columbia, Dominican Republic, Ivory Coast, Sierra Leone, Ghana, Kenya, Rumania, Malaysia.

3. Omni-SAL(R) and Saliva-Sampler(R). These products are not regulated in most markets and may be sold for the purpose of obtaining a saliva specimen. Omni-SAL(R) may currently be sold in most overseas markets, and saliva-Sampler(R) may currently be sold in the U.S. For specific use, e.g. drugs of abuse testing or HIV testing, specific approvals will be necessary.

4. Stat-Simple(TM). This product may be sold for IN VITRO diagnostic use in humans in the U.S., the United Kingdom, Western Europe, Mexico, and other markets where the sale of this device is not regulated.

The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same risks as obtaining FDA approval. There can be no assurance that any of the Company's products not yet approved will receive regulatory approval in any country, or that the Company will seek regulatory approval for any of its products in any country.

COMPETITION

The saliva and blood-based collection and diagnostic testing market is highly competitive and is expected to increase. We believe that the principal competition will come from existing laboratory-based blood tests, point-of-care rapid blood tests, and other oral fluid-based tests and collectors. Our competitors include specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources.

Important competitive factors for our products include product quality, price, ease of use, customer service, and reputation. Industry competition is based on the following:

      o     Scientific and technological capability;

      o     Proprietary know-how;

      o     The ability to develop and market products and processes;

      o     The ability to obtain FDA or other regulatory approvals;

      o The ability to manufacture products that meet applicable FDA requirements (i.e., good manufacturing practices);

      o     Access to adequate capital;

      o The ability to attract and retain qualified personnel, consultants, contract manufacturers; and

      o     The availability of patent protection.

We expect competition to intensify as technological advances are made and become more widely known, and as new products reach the market. Furthermore, new testing methodologies could be developed in the future that render our products impractical, uneconomical or obsolete. There can be no assurance that our competitors will not succeed in developing or marketing technologies and products that are more effective than those we develop or that would render our technologies and products obsolete or otherwise commercially unattractive. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for these products, or introduce or commercialize them before we can do so. These developments could have a material adverse effect on our business, financial condition and results of operations.

The primary competitor to our saliva collection device is Orasure Technologies, Inc., which sells FDA-approved oral fluid-based laboratory tests for drugs of abuse and HIV testing. Orasure Technologies, Inc. as well is a competitor to our rapid HIV tests. Orasure Technologies, Inc. has a FDA approved blood-based rapid HIV-1 and an oral fluid-based rapid HIV-1 test. MedMira and Trinity Biotech have also received FDA approval to sell rapid HIV-1 blood tests in the United States. We believe other companies may seek FDA approval to sell competing rapid HIV tests in the future.

Several companies market or have announced plans to market blood-based or oral fluid-based HIV rapid tests in the United States and abroad. We expect the number of blood-based and oral fluid-based HIV rapid tests to increase as these tests become more widely accepted.

Outside of the United States, where regulatory requirements for HIV screening tests are sometimes less demanding, a much wider range of competitors may be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1 and HIV-2 tests, rapid tests and other non-EIA format tests. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

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

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by many patents. The Company had purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments were due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license included those related to HIV, H.pylori, tuberculosis and hepatitis A. Management believes that after review of its technology, and considering court decisions, the Company's manufacturing process is not infringing on Unilever patents and no liability for 2003 and 2002 has been accrued.

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

EMPLOYEES

As of March 2004, the Company has one full time employee and various consultants.

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

REGULATORY RISKS

ABILITY TO OBTAIN AND TIMING OF REGULATORY APPROVALS

Our proposed and existing products are subject to regulation by the FDA and other governmental or public health agencies. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. In addition, we are often required to obtain approval or registration with foreign governments or regulatory bodies before we can import and sell our products in foreign countries.

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. For example, we are seeking FDA approval for the use of the Hema-Strip(TM) test for detecting antibodies to HIV-1 in whole blood, serum, and plasma samples. Approval of these claims require the submission of clinical data and could require significant time to obtain. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also impact our sales. Our exclusive distributor of the Saliva Sampler(TM) oral fluid collection device for the substance abuse market, is presently seeking FDA approval for an oral fluid drug test of which our collector is a component of. They may be required to undergo additional trials or procedures which may make it impractical or impossible to market our products for certain uses, in certain markets, or at all. For example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), which is part of the U.S. Department of Health and Human Services, is expected to issue regulations for the use of oral fluid drug testing for federal workers. Although we believe the SAMHSA regulations, when issued in final form, will permit us to market and sell our collector as part of the oral fluid drug test for use with federal workers, there is no guarantee that those regulations will do so, and our ability to sell those products in that market could be limited. In addition, the extent to which the final SAMHSA regulations permit the sale of our oral fluid drug tests for use with federal workers, may influence whether customers in the workplace, criminal justice or other unregulated markets use our products.

The regulations in some states may restrict our distributor from selling products in those states. For example, certain states restrict or do not allow the testing of oral fluid for drugs of abuse.

In addition, all in vitro diagnostic products that are to be sold in the European Union ("EU") must bear the CE mark indicating conformance with the essential requirements of the In Vitro Diagnostic Directive ("IVDD"). We are not permitted to sell our products in the EU without a CE mark, which could lead to the termination of strategic alliances and agreements for sales of those products in the EU. We have obtained the CE mark for the Omni Sal(R) and we intend to CE mark certain of our future products and are not aware of any material reason why we will be unable to do so. However, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and the CE mark obtained for all products that we desire to sell in the EU.

REGULATORY COMPLIANCE

We can manufacture and sell many of our products, both in the United States and in some cases abroad, only if we comply with regulations of government agencies such as the FDA. We have implemented quality assurance and other systems that are intended to comply with applicable regulations.

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA could force us to stop manufacturing our products if it concludes that we are out of compliance with applicable regulations. The FDA could also require us to recall products if we fail to comply with applicable regulations, which could force us to stop manufacturing such products. See the Section entitled, "Government Regulations," for a further discussion of applicable regulatory requirements.

RISKS RELATING TO OUR FINANCIAL RESULTS, STRUCTURE AND NEED FOR FINANCING

LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL

Although the Company has made significant progress toward controlling expenses, the Company has historically depended on capital raised through private funding an the sale of equity securities to fund its operations. The Company's future liquidity and capital requirements will depend on numerous factors, including tooling costs, the success of product development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which existing and new products gain market acceptance, and competing technological and market developments. If additional financing is needed, the Company may seek to raise funds through the sale of equity securities.

We have not achieved full-year profitability. We incurred net losses of approximately $3.7 million, and $0.9 million, in 2003 and 2002, respectively. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,489,807 at December 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

In order to achieve sustainable profitability, our revenues will have to continue to grow at a significant rate. Our ability to achieve revenue growth, and therefore profitability, will be dependent upon a number of factors including, without limitation, the following:

      o Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device.

      o Receiving FDA approval for the marketing of the Hema-Strip(TM) HIV test and contracting with an established distributor with guarantees for minimum purchase requirements.

      o The successful re-introduction of our FDA approved H. Pylori rapid test which had been off the market for four years.

      o Achieving growth in international markets with our Hema-Strip(TM) rapid HIV-1 antibody test and other products; and

      o Commercially developing, and obtaining regulatory approval and creating market acceptance new products in a time frame consistent with our objectives.

We have not yet fully achieved our financial and business objectives and there can be no assurance that we will be able to do so. Moreover, even if we achieve our objectives and become profitable, there can be no assurance that we will be able to sustain such profitability in the future.

WE MAY REQUIRE FUTURE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2004. Substantial additional financing will be required in 2004. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

Although we have made significant progress in the past toward controlling expenses and increasing product revenue, we have historically depended, to a substantial degree, on capital raised through the sale of equity securities and borrowings to fund our operations.

Our future liquidity and capital requirements will depend on numerous factors, including, but not limited to, the following:

      o Although we rely on contract manufacturers for the manufacturing of our products, we often must pay for the production equipment used to manufacture our products.

      o     The success of our research and product development efforts;

      o     The scope and results of clinical testing;

      o     The magnitude of capital expenditures;

      o Changes in existing and potential relationships with business partners;

      o     The time and cost of obtaining regulatory approvals;

      o The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;

      o     The costs and timing of expansion of sales and marketing activities;

      o     The timing of the commercial launch of new products;

      o     The  extent  to  which   existing  and  new  products   gain  market
            acceptance;

      o     Competing technological and market developments; and

      o     The scope and timing of strategic acquisitions.

If additional financing is needed, we may seek to raise funds through the sale of equity or other securities or through bank and private borrowings. There can be no assurance that financing through the sale of securities, bank or private borrowings or otherwise, will be available to us on satisfactory terms, if at all.

ECONOMIC DOWNTURN OR TERRORIST ATTACKS

Changes in economic conditions could adversely affect our business. For example, in a difficult economic environment, customers may be unwilling or unable to invest in new diagnostic products, may elect to reduce the amount of their purchases or may perform less drug testing because of declining employment levels or the issuance of fewer life insurance policies. A weakening business climate could also cause longer sales cycles and slower growth, and could expose us to increased business or credit risk in dealing with customers adversely affected by economic conditions.

Terrorist attacks and subsequent governmental responses to these attacks could cause further economic instability or lead to further acts of terrorism in the United States and elsewhere. These actions could adversely affect economic conditions outside the United States and reduce demand for our products internationally. Terrorist attacks could also cause regulatory agencies, such as the FDA or agencies that perform similar functions outside the United States, to focus their resources on vaccines or other products intended to address the threat of biological or chemical warfare. This diversion of resources could delay our ability to obtain regulatory approvals required to manufacture, market or sell our products in the United States and other countries.

STOCK PRICE VOLATILITY

Our stock price may be volatile in the future, and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our common stock:

      o     Future announcements concerning us;

      o     Future announcements concerning our competitors or industry;

      o     Governmental regulation;

      o Clinical results with respect to our products in development or those of our competitors;

      o     Developments in patent or other proprietary rights;

      o Litigation or public concern as to the safety of products that we or others have developed;

      o     The relatively low trading volume for our common stock;

      o     Period to period fluctuations in our operating results;

      o     Changes in estimates of our performance by securities analysts;

      o     General market and economic conditions; and

      o     Terrorist attacks, civil unrest and war.


OUR REPORTED FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to creation or interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

OUR ISSUANCE OF WARRANTS, OPTIONS AND STOCK GRANTS TO CONSULTANTS FOR SERVICES AND THE GRANTING OF REGISTRATION RIGHTS FOR THE UNDERLYING SHARES OF COMMON STOCK MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK

As we continue to look for ways to minimize our use of cash while obtaining required services, we have issued and may continue to issue warrants and options at or below the current market price or make additional stock bonus grants. We have, from January 1 through December 31, 2003, issued warrants, options and stock bonuses for nearly 25.7 million shares for marketing services as more fully described in "Liquidity and Capital Resources". In addition to the potential dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is the potential that a large number of the underlying shares may be sold on the open market at any given time, which could place downward pressure on the trading price of our common stock.

OUR PLANNED REGISTRATION OF A SIGNIFICANT AMOUNT OF OUR OUTSTANDING RESTRICTED STOCK MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR STOCK.

At March 31, 2004, investors in our common stock hold approximately 30 million shares of restricted stock. Additionally, we would be required to issue 110,616 additional shares of common stock if the holder of currently outstanding convertible debentures elected to convert the remaining principal and accrued interest of their debentures. We plan to file a registration statement including essentially all of these shares during the third quarter of 2004. These shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decided to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the trading price of our stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK

Shares of our common stock are "penny stocks" as defined in the Exchange Act, which are traded on the OTC "Pink Sheets". As a result, investors may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the common stock being registered hereby. In addition, the "penny stock" rules adopted by the Commission under the Exchange Act subject the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this documents are the following:

      o the bid and offer price quotes in and for the "penny stock", and the number of shares to which the quoted prices apply.

      o     the brokerage firm's compensation for the trade.

      o the compensation received by the brokerage firm's sales person for the trade.

      o     In addition, the brokerage firm must send the investor:

      o a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account.

      o a written statement of the investor's financial situation and investment goals.

Legal remedies, which may be available to you as an investor in "penny stocks", are as follows:

      o if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

      o if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

      o if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

COMPETING PRODUCTS

The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing. The Company's principal competitors have considerably greater financial, technical, and marketing resources. As new products enter the market, the Company's products may become obsolete or a competitor's products may be more effective or more effectively marketed and sold than the Company's. We also face competition from products, which may be sold at a lower price. If the Company fails to maintain and enhance its competitive position, its customers may decide to use products developed by competitors, which could result in a loss of revenues.

In addition, the development and commercialization of products outside of the diagnostics industry could adversely affect sales of our product. For example, the development of a safe and effective vaccine to HIV or treatments for other diseases or conditions that our products are designed to detect, could reduce, or eventually eliminate, the demand for our HIV or other diagnostic products and thereby result in a loss of revenues.


ABILITY TO DEVELOP NEW PRODUCTS

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products. The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product in which we have invested substantial amounts.

During 2003 and 2002, we incurred $800,928 and $232,691, respectively, in research and development expenses. We expect to continue to incur significant costs from our research and development activities.

Successful products require significant development and investment, including testing, to demonstrate their cost-effectiveness or other benefits prior to commercialization. In addition, regulatory approval must be obtained before most products may be sold. Additional development efforts on these products will be required before any regulatory authority will review them. Regulatory authorities may not approve these products for commercial sale. In addition, even if a product is developed and all applicable regulatory approvals are obtained, there may be little or no market for the product. Accordingly, if we fail to develop commercially successful products, or if competitors develop more effective products or a greater number of successful new products, customers may decide to use products developed by our competitors. This would result in a loss of revenues and adversely affect our results of operations, cash flows and business.

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

THE LOSS OF EXECUTIVE OFFICER, KEY CONSULTANTS, OR THE TECHNICAL STAFF OF OUR CONTRACT MANUFACTURERS, OUR BUSINESS COULD BE HARMED

We rely extensively on consultants and the technical staff of our contract manufacturers for regulatory compliance, sales and marketing advice, and product manufacturing and performance. Our success will also depend to a large extent upon the contributions of our executive officer. It is possible that we and our contract manufacturers will not be able to retain qualified employees or consultants in the future due to the intense competition for qualified personnel among medical products businesses.

If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively manufacture, sell and market our products, to meet the demands of our strategic partners in a timely fashion, or to support internal research and development programs.

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


FUTURE ACQUISITIONS OR INVESTMENTS COULD DISRUPT OUR ONGOING BUSINESS, DISTRACT OUR MANAGEMENT, INCREASE OUR EXPENSES AND ADVERSELY AFFECT OUR BUSINESS

We may consider strategic acquisitions or investments as a way to expand our business in the future. These activities, and their impact on our business, are subject to the following risk factors:

      o Suitable acquisitions or investments may not be found or consummated on terms that are satisfactory to us;

      o We may be unable to successfully integrate an acquired company's personnel, assets, management systems and technology into our business;

      o Acquisitions may require substantial expense and management time and could disrupt our business;

      o An acquisition and subsequent integration activities may require greater capital resources than originally anticipated at the time of acquisition;

      o An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing stockholders' percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

      o An acquisition may result in the loss of existing key personnel or customers or the loss of the acquired company's key personnel or customers;

      o The benefits to be derived from an acquisition could be affected by other factors, such as regulatory developments, general economic conditions and increased competition; and

      o An acquisition of a foreign business may involve additional risks, including not being able to successfully assimilate differences in foreign business practices or overcome language barriers.

The occurrence of one or more of the above or other factors may prevent us from achieving all or a significant part of the benefits expected from an acquisition or investment. This may adversely affect our financial condition, results of operations and ability to grow our business.

RISKS RELATING TO COLLABORATORS

Although we will try to maintain and expand our business with our distributors and require that they fulfill their contractual obligations, there can be no assurance that such companies will continue to purchase or distribute our products, maintain historic order volumes or otherwise meet their purchase or other obligations, or that new distribution channels will be available on satisfactory terms.

ABILITY OF THE COMPANY TO DEVELOP PRODUCT DISTRIBUTION CHANNELS

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. The Company will be seeking a marketing partner for U.S. distribution of its Hema-Strip HIV test, should the test be granted FDA approval.

There can be no assurance that the Company's present distributors will continue to be able to distribute the Company's products or that new distribution channels will be available on satisfactory terms.

THE USE OF SINGLE SOURCES FOR MANUFACTURE OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS

We currently use single source vendors as suppliers and manufacturer's of our products. We have not created any redundant supply or manufacturing capability. For example, all of the HIV antigen and nitrocellulose required to make our Hema-Strip(TM) rapid HIV antibody test is purchased from sole source suppliers. All our HIV products are contract manufactured by a single manufacturer. If these suppliers or contract manufacturers are unable or unwilling to supply the required components, we would need to find another source, and perform additional development work and it would impact and delay the process of obtaining FDA approval we are presently seeking from the FDA. Completing that development and obtaining such FDA approval could require significant time to complete and may not occur at all. These events could either disrupt our ability to manufacture and sell certain of our products or completely prevent us from doing so. Either event would have a material adverse effect on our results of operations, cash flows and business.

WE  ARE  DEPENDENT  UPON   STRATEGIC   PARTNERS  TO  ASSIST  IN  DEVELOPING  AND
COMMERCIALIZING SOME OF OUR DIAGNOSTIC PRODUCTS

The Company has entered into a distribution arrangement with Immunalysis, Inc. whereby they have been granted exclusive rights to the Saliva Sampler(TM) for sale in the U.S. and Canada solely for the substance abuse market. They have applied for FDA marketing approval of their assay kit for oral fluids, which incorporates our Saliva Sampler(TM). The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received. See the Section entitled, "Government Regulations," for a further discussion of applicable regulatory requirements.

While we expect that our current and future partners, licensees and others have and will have an economic motivation to succeed in performing their contractual responsibilities, there is no assurance that they will do so and the amount and timing of resources to be devoted to these activities will be controlled by others. Consequently, there can be no assurance that any revenues or profits will be derived from such arrangements.

RISKS RELATING TO INTELLECTUAL PROPERTY

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

PATENT ISSUES AFFECTING HEMA-STRIP HIV

There are factors that will affect the specific countries in which the Company will be able to sell its Hema-Strip HIV Rapid Test and therefore the overall sales potential of the test. One factor is whether the company can arrange a sublicense or distribution agreement related to patents for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent less than 2% of known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. HIV-2 patents are in force in most of the countries of North America and Western Europe, as well as in Japan, Korea, South Africa and Australia. Access to a license for one or more HIV-2 patents may be necessary to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Since HIV-2 patents are in force in the United States, the Company may be restricted from manufacturing its Hema-Strip HIV Rapid Test in the United States and selling into other countries, even if there were no HIV-2 patents in those other countries.

The importance of HIV-2 differs by country, and can be affected by both regulatory requirements and by competitive pressures. In most countries, any product used to screen the blood supply will require the ability to detect HIV-2, although the Hema-Strip HIV Rapid Test has not been intended for that market purpose. In other markets, including the United States, a test that can detect only the more prevalent HIV-1 type is generally considered sufficient, except in testing related to blood supply. Because the competitive situation in each country will be affected by the availability of other testing products as well as the country's regulatory environment, the Company may be at a competitive disadvantage in some markets without an HIV-2 product even if HIV-2 detection is not required by regulations.

Another factor that may affect the specific countries in which we will be able to sell our rapid tests and therefore the overall sales potential, concerns whether we can arrange a sublicense or distribution agreement related to any patents which claim lateral flow assay methods and devices covering the rapid antibody tests or their use. Our rapid tests are lateral flow assay devices that tests for specific antibodies or other substances. The term "lateral flow" generally refers to a test strip through which a sample flows and which provides a test result on a portion of the strip downstream from where the sample is applied. There are numerous patents in the United States and other countries, which claim lateral flow assay methods and devices. Some of these patents may broadly cover the technology used in our rapid tests and are in force in the United States and other countries. Although we believe we are not infringing on any of these lateral flow patents in the United States, we may not be able to make or sell the rapid tests in the countries where these patents are in force.

RISKS RELATING TO PRODUCT MARKETING AND SALES

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

IF ACCEPTANCE AND ADOPTION OF OUR RAPID TESTING IN THE MARKET DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER

The primary method of HIV testing in the United States and other countries is laboratory-based tests. The specimen sample is often collected at a clinical site and forwarded to a laboratory for analysis. The results are then forwarded to the clinician. Although we believe rapid testing is a preferable method, there can be no assurance that the market will migrate toward the acceptance and use of rapid tests and replace any laboratory-based tests.

OUR INCREASING INTERNATIONAL PRESENCE MAY BE AFFECTED BY REGULATORY, CULTURAL OR OTHER RESTRAINTS

A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, including those set forth below: o Regulatory requirements (including compliance with applicable customs regulations) may slow, limit, or prevent the offering of products in foreign countries;

      o The unavailability of licenses to certain patents in force in a foreign country which cover our products may restrict our ability to sell into that country;

      o Our ability to obtain the CE mark on our products in a timely manner may preclude or delay our ability to sell products to the European Union;

      o     Cultural  and  political   differences  may  make  it  difficult  to
            effectively market, sell and gain acceptance of products in foreign countries;

      o Inexperience in international markets may slow or limit our ability to sell products in foreign countries;

      o Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and difficulties in managing international distributors or representatives may affect our revenues even when product sales occur;

      o The creditworthiness of foreign entities may be less certain and foreign accounts receivable collection may be more difficult;

      o Economic conditions, the absence of available funding sources, terrorism, civil unrest and war may slow or limit our ability to sell our products in foreign countries;

      o International markets often have long sales cycles, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies, thereby delaying or limiting our ability to sell our products; and

      o We may be at a disadvantage if competitors in foreign countries sell competing products at prices at or below such competitors' or our cost.

The previous discussion of our business should be read in conjunction with the Financial Statements and accompanying notes included in Item 15 of this Annual Report on Form 10-KSB.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 2294 Nostrand Ave. Brooklyn, New York. The premises presently are rented on a month-to-month basis.

The Company believes that its existing facilities are adequate for its current requirements.

ITEM 3. LEGAL PROCEEDINGS

LEALOS LITIGATION

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. On January 15, 2000, the Company and Mr. Lealos settled the claim for $246,000 paid and payable as follows: $72,095 was paid on January 15, 2000, $11,048 was paid on February 15, 2000; $6,000 is payable on the 15th of each month for thirteen additional months beginning March 15, 2000, plus $5,048 payable on the 15th of each month for nineteen additional months beginning March 15, 2000. The Company had already paid $156,381 towards this settlement agreement when the Company ceased making payments due to the alleged actions of Ronald Lealos and his attorneys. Lealos, in 2002, filed a motion in New York State seeking summary judgment in the amount of $148,206 plus interest. In a ruling dated March 21, 2003, the court denied Lealos motion for summary judgment. The Company has made additional accruals or contingencies for interest or legal fees due to Lealos. However, should this matter go to trial, the Company will vigorously defend its position.

As of December 31, 2003, $89,619 is outstanding under this claim, which is currently in default.


CHEMBIO LITIGATION

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

OTHER LEGAL MATTERS

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip. The petition alleged that the Company's trademark HemaStrip, would likely be confused with Bayer's trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe.

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

No other matters were submitted to a vote of security holders during the years ended December 31, 2003 and 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for each quarter in 2003 and 2002. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions. (In addition, these stock quotations reflect the March 2002 one-for-twenty-five reverse stock split.)


                                        HIGH          LOW
                                    -----------  ----------
             2004
             First Quarter          $   3.00     $   0.51

                                        HIGH          LOW
                                    -----------  ----------
             2003
             First Quarter          $   0.20     $   0.06
             Second Quarter             1.01         0.10
             Third Quarter              0.25         0.11
             Fourth Quarter             0.90         0.10


                                        HIGH          LOW
                                    -----------  ----------
             2002
             First Quarter          $   5.00     $   0.50
             Second Quarter             4.00         1.35
             Third Quarter              1.20         0.10
             Fourth Quarter             0.46         0.08


Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The Nasdaq SmallCap Market for failure to meet the new Nasdaq continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the Nasdaq listing requirements, or in what are commonly referred to as the "pink sheets." As a result of the Nasdaq delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, the Company's securities are subject to so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. Consequently, removal from the Nasdaq system may affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market. There were approximately 549 shareholders of record and 3,370 beneficial owners of the Company's common stock at March 31, 2004. There were no cash dividends declared or paid in fiscal years 2003 or 2002. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2003 and 2002 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount due on December 31, 2003 was $227,837 and March 31, 2004 was $157,628. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $221,853 and $252,740 for the years ended December 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since the debt was immediately convertible.

Had the stockholders elected to convert these loans into common stock as of March 31, 2004, it would result in the issuance by the Company of 110,616 shares of common stock.

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

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized to issue in October 2003.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The individuals will pay $.001 per share which represents Par Value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003. As of December 31, 2003, two of the three individuals had not yet remitted their payment. Accordingly a $2,000 stock subscription receivable was recorded as a current asset on the Company's balance sheet since this amount was collected after the balance sheet date but before the financial statements were issued.

In November 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000 and were recorded as deferred costs on the 2003 balance sheet.

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services valued at $9,000.

Per a promissory note dated January 2004, subsequent to the balance sheet date, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to an additional $1,000,000 at an interest rate of 12% per annum in order to complete the process for the FDA approval of the Hema-Strip HIV Rapid Test. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above.

In March 2004, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 7 of this Annual Report on Form 10-KSB.

Information we provide in this Form 10-KSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

      o     fluctuations in our operating results;

      o announcements of technological innovations or new products which we or our competitors make;

      o     FDA and international regulatory actions;

      o     developments with respect to patents or proprietary rights;

      o changes in stock market analysts' recommendations regarding Saliva Diagnostic Systems,

      o other medical products companies or the medical product industry generally;

      o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;

      o     changes in health care policy in the United States or abroad;

      o our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;

      o     fluctuations in market demand for and supply of our products;

      o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;

      o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payors; and

      o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 31, 2004, and Saliva Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 31, 2004 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 12 of this Form 10-KSB.


OVERVIEW AND OUTLOOK

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2003 and 2002, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control
(CDC), an agency of the United States government.

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

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company believes the product's performance meets the necessary criteria for U.S. approval. The IDE and Clinical Trials are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

A Certificate of Exportability was issued by the FDA in October 2003 allowing the resumption of the Company's HIV diagnostics export sales.

In November 2002, the U.S. Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's HemaStrip HIV test.

During 2003, the U.S. Food and Drug Administration approved for sale in the United States of the Med Mira HIV test and the Uni-Gold Recombigen HIV test, competing products to the Company's HemaStrip(TM) HIV test.

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

We are committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) marketing approval of our rapid Hema-Strip(TM) HIV diagnostic tests in the United States. We have already completed the required clinical trials and had begun in March 2004 the submission of application modules for FDA approval. Although there is no assurance that we will receive approval, we believe that the Hema-Strip HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have a significant competitive advantage in the market for rapid HIV testing in the United States and internationally.

We believe that the immediate international focus for Hema-Strip(TM) HIV test should be on the African continent where international donors have pledged funding to fight the AIDS epidemic. We have sold HemaStrip HIV tests to international donors including projects funded by the U.S. Centers for Disease Control (CDC), USAID, UKAID, Population Services Intl., and others.

Concerning long term growth of the Hema-Strip(TM) HIV test, we believe that sales of HIV rapid tests will eventually be approved for over-the-counter (OTC) sales, and be as easy to purchase as home pregnancy tests. If this were to occur, we believe the test's performance, design, and ease of use will have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product.

We believe the continuing growth of revenues from our Saliva Sampler(R) oral fluid collectors will result from a distribution agreement with Immunalysis, Inc., whereby they have been granted exclusive rights to the Saliva Sampler(R) for sale in the U.S. and Canada solely for the substance abuse market. They have incorporated our Saliva Sampler(R) collector in their application for FDA marketing approval of their assay kit for oral fluid substance abuse testing.

We continue to distribute our Hema-Strip(TM) HIV test and Saliva Sampler(R) oral fluid collection product through our current distribution networks and we will also seek new distribution relationships for our current and future test products.

We have not sold our FDA approved Stat Simple(TM) H. Pylori test since 2000. We expect to reintroduce the product in 2004 and consider its sale to be a core component of our future business. We are in discussions with potential distributors for the domestic market.

The Company expects to introduce at least one new test in this format during 2004.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,489,807 at December 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to fund the Company's operations through 2004. Substantial additional financing will be required in 2004. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.


RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES. The Company's revenues consist of product sales and royalties. Revenues increased 88% to $745,747 in 2003 from $396,163 in 2002. Due to the Company's problems with its previous rapid test contract manufacturer, the Company had minimal sales of rapid tests throughout 2003 and none in 2002 and a reduction in royalty income.

During 2003 and 2002, the Company's revenues were primarily generated from sales of its patented saliva collection devices. The Company had two customers that accounted for 76% of product sales (42% and 34%) during 2003 and one of these customers accounted for 72% of product sales during 2002. The loss of these customers could have a material adverse effect on the Company.

COST OF PRODUCTS SOLD. Costs of products sold increased to $ 301,633 (41% of product sales) in 2003 from $106,962 (31% of product sales) in 2002. The increase was attributable to increased sales activity, and the increase in the start up costs of making the initial lots when we changed contract manufacturers in 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $ 800,928 in 2003 from $232,691 in 2002.

The increase is due to:

      o     expenses incurred with the Hema-Strip(TM)HIV test clinical trials

      o the filing costs associated with the application for FDA approval of the Hema-Strip(TM) HIV test

      o the expenses associated with the acquisition of specimens panels in preparation for the clinical trials

      o and the additional costs incurred during 2003 to transfer rapid test manufacturing technology to the new contract manufacturer, American Bio Medica.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 485% to $2,967,799 in 2003 from $507,353 in 2002, primarily as a result of increases in consulting expense to its Advisory Board, consultants and professional expenses to maintain the Company current on its SEC filings.

LOSS FROM OPERATIONS. The loss from operations for 2003 of $3,324,613 reflects a 637% increase over the $450,843 loss reported for 2002. The primary component of the increase in loss in 2003 was the approximately $2.6 million non-cash expense recorded in connection with the issuance of stock and warrants to consultants and advisors for marketing and advisory projects.

INTEREST EXPENSE. Net interest expense for 2003 increased by $99,234 to $423,674, from $324,440 in 2002. This increase is primarily a non-cash expense of $56,402 recorded in connection with the issuance of stock and warrants as compensation for financing services.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $43 million, which is available to offset future taxable income, if any, expiring through the year 2022. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. (See Note 13 of Notes to Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

                               DECEMBER 31, 2003       DECEMBER 31, 2002
                              -------------------      -------------------
Cash and cash equivalents     $    24,182              $    1,900
Working capital deficit          (550,928)                (1,490,585)


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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount due on December 31, 2002 was $227,837 and March 31, 2004 was $157,628. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $221,853 and $252,740 for the years ended December 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debt was recognized at the commitment date since they were immediately convertible.

In December 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000. As of December 31, 2003, the Company had borrowed $200,000 and has $300,000 available for borrowing.

Per a promissory note dated January 2004, subsequent to the balance sheet date, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to an additional $1,000,000 at an interest rate of 12% per annum in order to complete the process for the FDA approval of the Hema-Strip HIV Rapid Test. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above.

Cash used in operating activities in 2003 was $730,355 and in 2002 was $514,362. This was primarily a result of a net loss in 2003 of $3,735,476 and in 2002 of 885,348, offset by certain non-cash charges.

In 2003, the increase in cash used in operations were primarily for:

      o Research and development costs associated with the Hema-Strip HIV clinical trials for US Food and Drug Administration (FDA) approval

      o     Greater Legal and accounting costs

      o Expenses recorded for beneficial conversion features of convertible debt, and

      o     Stock issuance costs.

Accrued expenses totaled $414,051 at December 31, 2003 compared to $378,094 at December 31, 2002. The increase is primarily attributable to additional accrued interest on shareholders loans.

Cash used in investing activities in 2003 was $150,465 as compared to $30,530. The increase represents acquisitions of property and equipment in 2003.

Cash provided by financing activities in 2003 was $903,102 and in 2002 was $527,595. This was primarily a result of additional net borrowings from two shareholders.

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

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized to issue in October 2003.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The individuals will pay $.001 per share which represents Par Value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003. As of December 31, 2003, two of the three individuals had not yet remitted their payment. Accordingly a $2,000 stock subscription receivable was recorded as a current asset on the Company's balance sheet since this amount was collected after the balance sheet date but before the financial statements were issued.

In November 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000 and were recorded as deferred costs on the 2003 balance sheet.

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services valued at $9,000.

In March 2004, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                     Payments Due by Period     Future Debt Payments
                     ----------------------     --------------------
                     <1 year                     $     254,461
                     1-3 years                              --
                     4-5 years                       1,370,000
                     >5 years                               --
                                                 -------------
                                                 $   1,624,461

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

REVENUE RECOGNITION. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $5,000 at December 31, 2003. At December 31, 2003, $127,399 or 63% of our accounts receivable were due from our two largest customers. Any significant changes in the liquidity or financial position of this customer, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

INVENTORIES.  Our  inventories  are  valued  at the  lower  of cost  or  market, determined on a first-in, first-out basis, and include the cost of raw materials. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Presently we order raw materials and produce finished goods to confirmed orders, thereby reducing the risk of losses due to product expiration.

LONG-LIVED AND INTANGIBLE ASSETS. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $278,288 or 33% of our total assets at December 31, 2003. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through December 31, 2002. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

DEFERRED TAX ASSETS. We have a history of loss, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $43 million as of December 31, 2003. The deferred tax asset associated with these NOLs and other temporary differences is approximately $17 million at December 31, 2003. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised 2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to changes in the price of our common stock, as it relates to the conversion price of an agreement dated October 1999 and later amended as to amount and expiration date, with which a stockholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount due on March 31, 2004 was $330,128. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the historical Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $221,853 and $252,740 for the years ended December 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments. Therefore, we have no material market risk related to derivatives to report under this Item.

Our international sales are all transacted in U.S. Dollars. We do not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with the report thereon of Lazar Levine & Felix, LLP are included in this report as follows:

           F - 1     Independent Auditors' Report - December 31, 2003 and 2002

           F - 2     Balance Sheets as of December 31, 2003 and 2002

           F - 3     Statements of Operations -
                     For the Years Ended December 31, 2003 and 2002

           F - 4     Statement of Stockholders' Equity -
                     For the Years Ended December 31, 2003 and 2002

           F - 5     Statements of Cash Flows -
                     For the Years Ended December 31, 2003 and 2002

           F - 6     Notes to Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on that evaluation, our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

(b) Changes in Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                            DIRECTORS OF THE COMPANY

-------------------------------------------------------------------------------------------------
NAME OF DIRECTOR                AGE        POSITION WITH THE COMPANY
-------------------------------------------------------------------------------------------------
Leo Ehrlich                     46    President, Chief Executive Officer, Secretary, and Director
Joseph Levi                     45    Director

The following are brief summaries of the business experience of the directors of the Company during 2003, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

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

Joseph Levi was appointed to the Board of Directors in September 1999. Mr. Levi began his career as a systems engineer for ITT Avionics where he participated in the design of military communications systems. Subsequently, Mr. Levi was a software engineer at SIAC where he developed trading systems for the NYSE floor. Mr. Levi then held senior sales and marketing positions for various computer-consulting firms. In 1991, Mr. Levi founded CompuNet Solutions, which focused on selling computer equipment, and consulting services to Fortune 2000 customers. Since 1995, Mr. Levi has practiced law at various top-tier New York law firms counseling technology clients on protecting, leveraging and enforcing their intellectual property rights. Mr. Levi is also the founder of Alleytech Ventures, LLC, an investment fund focusing on Internet technology investments. Mr. Levi has a BS in Electrical Engineering, summa cum laude, and an MS in Systems Engineering, both from Polytechnic University, and a JD from Brooklyn Law School, magna cum laude. Mr. Levi is registered to practice before the U.S. Patent and Trademark Office.

                        EXECUTIVE OFFICERS OF THE COMPANY
-------------------------------------------------------------------------------------------------
            NAME                     AGE         CURRENT POSITION(S) WITH COMPANY
-------------------------------------------------------------------------------------------------
Leo Ehrlich                          46          President, Chief Executive Officer, Secretary

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2003, its officers, directors and holders of more than 10% of the Common Stock complied with all
Section 16(a) filing requirements. The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 2003 to March 31, 2004.

No Form 3, 4, or 5 has been filed by any Reporting Person during the relevant period.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2003 and 2002 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE
                 ANNUAL COMPENSATION (1) LONG TERM COMPENSATION

                                                                                                          AWARDS
                                                                                                        SECURITIES
                                                        FISCAL                        OTHER ANNUAL      UNDERLYING        ALL
                    COMPENSATION                         YEAR       SALARY            COMPENSATION      OPTIONS (#)      OTHER
------------------------------------------------        ------      ------            ------------      ------------     -----
Leo Ehrlich                                              2003      $75,000
   President, Chief Executive Officer and Chief
   Financial Officer                                     2002      $40,625              $168,000*

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of December 31, 2003 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

In February 2003, a shareholder elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized to issue in October 2003.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The individuals will pay $.001 per share, which represents Par Value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003. As of December 31, 2003, two of the three individuals had not yet remitted their payment and accordingly a $2,000 stock subscription receivable was recorded as current assets on the Company's balance sheet since these amounts were collected after the balance sheet date but before the financial statements were issued.

In November 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000 recorded as deferred costs on the 2003 balance sheet.

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services valued at $9,000.

In March 2004, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.


                                                                                        MARCH 31, 2004
                                                                 -------------------------------------------------------------
                                                                   SHARES BENEFICIALLY                PERCENT OF SHARES
      NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED                       BENEFICIALLY OWNED (4)
    -----------------------------------------------------        -----------------------        ------------------------------
    Resonance Limited
    c/o Peregrine Corporate Services
    Burleigh Manor, Peel Road                                              5,353,672                        17.5%
    Douglas Isle, Isle of Man
    Helenka Bodner
    1337 E. 9th St.
    Brooklyn, NY 11230                                                    11,295,735                        37.0%
    Leo Ehrlich (1)
    c/o Saliva Diagnostic Systems, Inc.
    2294 Nostrand Ave.
    Brooklyn, NY 11210                                                     4,000,000                        13.1%
    Joe Levi (1)
    c/o Saliva Diagnostic Systems, Inc.
    2294 Nostrand Ave.
    Brooklyn, NY 11210                                                             0                         *
    Jules Nordlicht (2)
    225 West Beech St.
    Long Beach, NY 11561                                                   7,000,000                        22.2%
    Chaim Ravad (3)
    Agasi 56
    Jersalem, Israel                                                       3,250,000                         9.6%
    All Executive Officers, Directors and Director
    nominees as a group                                                    4,000,000                        13.1%

      * Denotes beneficial ownership of less than 1%.

(1)   Mr. Ehrlich and Mr. Levi are directors of the Company.

(2) Includes 1,000,000 warrants issued by the Company in connection with securing a financing.

(3) Includes 3,250,000 warrants issued by the Company as compensation in connection with marketing services.

(4) For Messrs. Nordlicht and Ravad, the percentage reflects the warrants held and fully exercisable within 60 days subsequent to March 31, 2004. ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount due on March 31, 2004 was $157,628. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt have a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $221,853 and $252,740 for the years ended December 31, 2003 and 2002, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

In February 2003, a shareholder elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized to issue in October 2003.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The individuals will pay $.001 per share, which represents Par Value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003. As of December 31, 2003, two of the three individuals had not yet remitted their payment. Accordingly a $2,000 stock subscription receivable was recorded as a current asset on the Company's balance sheet since this amount was collected after the balance sheet date but before the financial statements were issued.

In November 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000 and were recorded as deferred costs on the 2003 balance sheet.

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services valued at $9,000.

Per a promissory note dated January 2004, subsequent to the balance sheet date, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to an additional $1,000,000 at an interest rate of 12% per annum in order to complete the process for the FDA approval of the Hema-Strip HIV Rapid Test. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above.

In March 2004, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) EXHIBITS INCLUDED HEREIN:

EXHIBIT
  NO.              DESCRIPTION
-------            ------------
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

EXHIBIT
  NO.              DESCRIPTION
-------            ------------
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
                   Convertible Preferred Stock.

EXHIBIT
  NO.              DESCRIPTION
-------            ------------
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

10.13 Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

10.14 Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

11.5               Earnings Per Share

EXHIBIT
  NO.              DESCRIPTION
-------            ------------
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


ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

The Company's independent accountants during the fiscal year ending December 31, 2003 were Lazar Levine & Felix LLP.

Audit Fees. During the fiscal years ended December 31, 2003 and 2002, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $55,000 and $68,630, respectively.

Audit-Related Fees. During fiscal years ended December 31, 2003 and 2002 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2003 and 2002.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2003 and 2002, other than the services described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 20, 2004

                                           SALIVA DIAGNOSTIC SYSTEMS, INC.

                                           By: /s/ Leo Ehrlich
                                              ----------------------------------
                                           Leo Ehrlich
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                      SIGNATURE                                              TITLE                                         DATE
/s/ Leo Ehrlich                                               President, Chief Executive Officer,
------------------------------------------                    Chief Financial Officer and Director
Leo Ehrlich                                                      (principal accounting officer)                       May 24, 2004

/s/ Joseph Levi                                                             Director                                  May 24, 2004
------------------------------------------
Joseph Levi

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


Date: May 24, 2004

                                           /s/ Leo Ehrlich
                                           -------------------------------------
                                           Leo Ehrlich
                                           President and Chief Executive Officer
                                           (Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Fiscal Year End Report of Saliva Diagnostic Systems, Inc (the Company) on Form 10-KSB for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, being, Leo Ehrlich, President and Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 24, 2004


                                           /s/ Leo Ehrlich
                                           -------------------------------------
                                           Leo Ehrlich
                                           President and Chief Executive Officer
                                           (Principal Accounting Officer)

                          Independent Auditors' Report


To the Board of Directors and Shareholders of Saliva Diagnostic Systems, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the two years then ended in conformity with U. S. generally accepted accounting principles.

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



                                                        ------------------------
                                                        LAZAR LEVINE & FELIX LLP


New York, NY
April 21, 2004

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS
                         AS OF DECEMBER 31 2003 AND 2002

                                                                                                        2003             2002
                                                                                                     ------------    ------------
                                                                                                                      (Restated)
                                   ASSETS
Current assets:
       Cash and cash equivalents                                                                     $     24,182    $      1,900
       Accounts receivable, less allowance for doubtful
accounts of $5,000 for both years                                                                         197,114         146,591
       Royalty receivable                                                                                   9,078           8,148
       Subscription receivable                                                                              2,000              --
       Inventories                                                                                         71,589          17,353
       Due from third party manufacturer                                                                       --         133,033
       Other current assets                                                                                31,004          17,504
                                                                                                     ------------    ------------
            Total current assets                                                                          334,967         324,529

Property  and  equipment,  less  accumulated  depreciation  of                                       $    490,562             and
      $464,178 for 2003 and 2002, respectively                                                             52,044          67,183
Equipment under construction                                                                              169,750          30,530
Patents  and  trademarks,  less  accumulated  amortization  of                                       $    105,146             and
      $95,637 for 2003 and 2002, respectively                                                              56,494          66,003
Deferred costs, less accumulated amortization of $56,402                                                    (2003)            and
$-0- in (2002)                                                                                            255,598              --
Deposits                                                                                                      800             800
                                                                                                     ------------    ------------
                                                                                                     $    869,653    $    489,045
                                                                                                     ============    ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
       Note payable - shareholders                                                                   $    254,461    $  1,033,898
       Accounts payable                                                                                   131,671         220,150
       Accrued expenses                                                                                   414,051         378,094
       Payroll and payroll taxes payable                                                                   85,712         182,972
                                                                                                     ------------    ------------
            Total current liabilities                                                                     885,895       1,815,114

Long-term debt:
       Note payable - shareholders                                                                      1,370,000              --
                                                                                                     ------------    ------------
            Total liabilities                                                                           2,255,895       1,815,114
                                                                                                     ------------    ------------

Commitments and contingencies
Shareholders' deficit:
     Series 1998-B Convertible Preferred Stock: 1,645 shares  authorized,
      none issued and outstanding                                                                              --              --
     Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 30,509,491  shares (2003) and 8,929,491  shares (2002)
                                                                                                     30,509           8,929
       Additional paid-in capital                                                                      42,073,056      38,419,333
       Accumulated deficit                                                                            (43,489,807)    (39,754,331)
                                                                                                     ------------    ------------
            Total shareholders' deficit                                                                (1,386,242)     (1,326,069)
                                                                                                     ------------    ------------
                                                                                                     $    869,653    $    489,045
                                                                                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                      Years Ended December 31,
                                                                                    ----------------------------
                                                                                        2003            2002
                                                                                    ------------    ------------
                                                                                                     (Restated)
Revenues:
           Product sales                                                            $    734,817    $    349,570
           Royalty income                                                                 10,930          46,593
                                                                                    ------------    ------------
                     Total revenues                                                      745,747         396,163
Cost of products sold                                                                    301,633         106,962
                                                                                    ------------    ------------

Gross profit                                                                             444,114         289,201
                                                                                    ------------    ------------

Operating Expenses:
           Research and development expenses                                             800,928         232,691
           Selling, general and administrative expenses                                2,967,799         507,353
                                                                                    ------------    ------------
                     Total costs and expenses                                          3,768,727         740,044
                                                                                    ------------    ------------

Loss from operations                                                                  (3,324,613)       (450,843)

Interest expense - net                                                                  (423,674)       (324,440)
Other income (expense) - net                                                              12,811        (110,065)
                                                                                    ------------    ------------

Net loss                                                                            $ (3,735,476)   $   (885,348)
                                                                                    ============    ============

Basic and diluted loss per share                                                    $      (0.14)   $      (0.13)
                                                                                    ============    ============

Shares used in basic and diluted per share calculations                               27,504,450       6,980,709
                                                                                    ============    ============



    The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                         COMMON STOCK             SERIES 1998-B PREFERRED STOCK
                                                                 -----------------------------   --------------------------------
                                                                     SHARES         AMOUNT          SHARES             AMOUNT
                                                                 -------------   -------------   ---------------   ---------------
Balances, January 1, 2002 - reported                                 1,215,115   $       1,215                --   $            --
Restatements - 2002                                                         --              --                --                --
                                                                 -------------   -------------   ---------------   ---------------
Balances, January 1, 2002 - restated                                 1,215,115   $       1,215                --                --
Conversion of notes payable to common stock                          7,714,376           7,714                --                --
Beneficial conversion feature of convertible
   notes                                                                    --              --                --                --
Net loss                                                                    --              --                --                --
                                                                 -------------   -------------   ---------------   ---------------
Balances, December 31, 2002 - restated                               8,929,491           8,929                --                --
COMMON STOCK ISSUED TO MEMBERS OF BUSINESS ADVISORY
   BOARD                                                             3,000,000           3,000                --                --
COMMON STOCK ISSUED IN LIEU OF COMPENSATION                          4,000,000           4,000                --                --
COMMON STOCK ISSUED IN CONNECTION WITH FINANCING                     6,000,000           6,000                --                --
CONVERSION OF NOTES AND INTEREST PAYABLE TO COMMON
   STOCK                                                             8,500,000           8,500                --                --
COMMON STOCK ISSUED AS A PART OF LEGAL SETTLEMENT TO
   NON-EMPLOYEE                                                         80,000              80                --                --
WARRANTS ISSUED FOR LEGAL SERVICES                                          --              --                --                --
WARRANTS ISSUED IN CONNECTION WITH FINANCING                                --              --                --                --
WARRANTS ISSUED FOR CONSULTING SERVICES                                     --              --                --                --
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES                          --              --                --                --
NET LOSS                                                                    --              --                --                --
                                                                 -------------   -------------   ---------------   ---------------
BALANCES, DECEMBER 31, 2003                                         30,509,491   $      30,509                --   $            --
                                                                 =============   =============   ===============   ===============



                                                                   ADDITIONAL
                                                                    PAID-IN     ACCUMULATED
                                                                    CAPITAL       DEFICIT          TOTAL
                                                                  -----------   -----------    -----------
Balances, January 1, 2002 - reported                              $36,257,679   $(38,398,800)  $(2,139,906)
Restatements - 2002                                                   470,183      (470,183)            --
                                                                  -----------   -----------    -----------
Balances, January 1, 2002 - restated                              $36,727,862   $(38,868,983)  $(2,139,906)
Conversion of notes payable to common stock                         1,438,731            --      1,446,445
Beneficial conversion feature of convertible
   notes                                                              252,740            --        252,740
Net loss                                                                   --      (885,348)      (885,348)
                                                                  -----------   -----------    -----------
Balances, December 31, 2002 - restated                             38,419,333   (39,754,331)    (1,326,069)
COMMON STOCK ISSUED TO MEMBERS OF BUSINESS ADVISORY
   BOARD                                                              123,000            --        126,000
COMMON STOCK ISSUED IN LIEU OF COMPENSATION                           164,000            --        168,000
COMMON STOCK ISSUED IN CONNECTION WITH FINANCING                      246,000            --        252,000
CONVERSION OF NOTES AND INTEREST PAYABLE TO COMMON
   STOCK                                                              374,000            --        382,500
COMMON STOCK ISSUED AS A PART OF LEGAL SETTLEMENT TO
   NON-EMPLOYEE                                                        67,120            --         67,200
WARRANTS ISSUED FOR LEGAL SERVICES                                      9,000            --          9,000
WARRANTS ISSUED IN CONNECTION WITH FINANCING                           60,000            --         60,000
WARRANTS ISSUED FOR CONSULTING SERVICES                             2,388,750            --      2,388,750
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES                    221,853            --        221,853
NET LOSS                                                                   --    (3,735,476)    (3,735,476)
                                                                  -----------   -----------    -----------
BALANCES, DECEMBER 31, 2003                                       $42,073,056   $(43,489,807)  $(1,386,242)
                                                                  ===========   ===========    ===========






    The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                             2003           2002
                                                                                                         -----------    -----------
                                                                                                                         (Restated)
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                             $(3,735,476)   $  (885,348)
    Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                                  35,893         43,622
               Amortization of deferred costs                                                                 56,402             --
                 Write off of accounts receivable                                                            120,033         14,833
               Disposal of assets                                                                                 --          4,021
               Stock issuance for consulting services                                                      2,511,750             --
               Stock issuance for litigation settlement                                                       67,200             --
               Stock issuance for legal services                                                               9,000             --
               Beneficial conversion feature of convertible debt                                             221,853        252,740
    Changes in current assets and liabilities:
               Accounts receivable                                                                           (37,523)      (148,713)
               Royalty receivable                                                                               (930)         5,951
               Subscription receivable                                                                         1,000             --
               Due from affiliate                                                                                 --        (35,468)
               Inventories                                                                                   (54,236)       (17,353)
               Prepaid expenses and deposits                                                                 (13,500)       (56,304)
               Accounts payable and accrued expenses                                                          17,439         99,485
               Other current liabilities                                                                      70,740        208,172
                                                                                                         -----------    -----------
                         Net cash used in operating activities                                              (730,355)      (514,362)
                                                                                                         -----------    -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
               Acquisitions of property and equipment                                                       (150,465)       (30,530)
                                                                                                         -----------    -----------
                         Net cash used in investing activities                                              (150,465)       (30,530)
                                                                                                         -----------    -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
               Proceeds from shareholder loans                                                             2,040,600      1,091,945
               Repayment of shareholder loans                                                             (1,137,498)      (558,045)
               Repayment of auto loan                                                                             --         (6,305)
                                                                                                         -----------    -----------
                         Net cash provided by financing activities                                           903,102        527,595
                                                                                                         -----------    -----------

    Net increase (decrease) in cash and cash equivalents                                                      22,282        (17,297)
    Cash and cash equivalents, beginning of year                                                               1,900         19,197
                                                                                                         -----------    -----------
    Cash and cash equivalents, end of year                                                               $    24,182    $     1,900
                                                                                                         ===========    ===========


    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                               $        --    $     1,739
    SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
    Conversion of notes payable and accrued interest into common stock                                   $   382,500    $ 1,446,445
    During 2003, the Company  obtained  financing from a shareholder.  As  consideration,  the Company issued 6 million shares of common stock,  valued at $252,000,  and 1 million  warrants,
               valued at $60,000, to the shareholder                                                     $   312,000    $        --


    The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

      Certain accounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less.

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

      REVENUE RECOGNITION

      The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns. F-6 1. THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


      PRODUCT LIABILITY

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

      A net loss was reported in both 2003 and 2002, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

      In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

                                                                For the Years Ended December 31

                                                                    2003              2002
                                                               --------------     -------------
          Weighted average number of common shares                 27,504,450         6,980,709
          Incremental shares for assumed conversions
          of stock options/warrants                                        --                --
                                                               --------------     -------------
          Weighted average number of common and
          equivalent shares outstanding - diluted                  27,504,450          6,980,709
                                                               ==============     ==============

           Stock options and warrants outstanding at December 31, 2003 and 2002 to purchase 1,113,358 and 57,758 shares of common stock, respectively, were not included in the computation of diluted EPS as they were antidilutive.

           USE OF ESTIMATES

           The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

      CONCENTRATION OF CREDIT RISK/ FAIR VALUE

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. Our accounts receivable consist of amounts due from customers located throughout the world. In the future, the Company will need to solicit primarily foreign customers for its products, which may subject the Company to higher than ordinary credit risks.

      SEGMENT REPORTING

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments are disclosed in Note 15.

      ADVERTISING COSTS

      Advertising costs, which are included in selling expenses, are expensed as incurred. For the years ended December 31, 2003 and 2002, advertising costs aggregated $-0- and $300, respectively.

      SHIPPING AND HANDLING COSTS

      Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In  December  2003,  the  Financial   Accounting  Standards  Board  issued
      Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised
      2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2003. The effect of the adoption of this Statement was not material.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


2.    SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

      Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,489,807 at December 31, 2003. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company is also delinquent in payments of certain obligations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2001 and 2002 (See Notes 9 and 10), substantial additional financing will be required in future periods.

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

3.    RESTATEMENT

      Subsequent to the filing of form 10-KSB for December 31, 2002, the Company determined that a beneficial conversion feature on certain convertible debt with a shareholder, was not recognized as required under EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features", as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" for prior years.

      The adjustments caused an increase of $470,183 in the accumulated deficit and a corresponding increase in additional paid-in capital, effective December 31, 2001 for conversions that arose in periods prior to 2002. As a result, the balance sheet as of December 31, 2002 and statements of operations and cash flows for the year ended December 31, 2002 were restated to reflect these changes. The table below details the items affected by the restatement:

                                                        December 31, 2002
                                               --------------------------------
                                                As reported        As restated
                                               -------------      -------------
      BALANCE SHEET:
         Additional paid-in capital            $ 37,696,410       $ 38,419,333
         Accumulated deficit                    (39,031,408)       (39,754,331)


                                                      For the year ended
                                                       December 31, 2002
                                               --------------------------------
                                                As reported        As restated
                                               -------------      -------------
      STATEMENT OF OPERATIONS:
        Interest expense                       $    (71,700)      $   (324,440)
        Net loss to common shareholders            (632,608)          (885,348)
        Basic and diluted net (loss) per share        (0.09)             (0.13)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


4.    INVENTORIES

Inventories consisted of the following:
                                                    DECEMBER 31,
                                       --------------------------------------
                                             2003                   2002
                                       ---------------         --------------
       Raw materials                   $        55,157        $        17,353
       Work in process                              --                     --
       Finished goods                           16,432                     --
                                       ---------------         --------------
                                       $        71,589         $       17,353
                                       ===============         ==============



5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:
                                                                                                  DECEMBER 31,
                                                                                --------------------------------------------
                                                                                       2003                    2002
                                                                                --------------------    --------------------
      Machinery and equipment                                                   $            517,665    $            506,420
      Vehicles                                                                                24,941                  24,941
                                                                                --------------------    --------------------
                                                                                             542,606                 531,361
      Less: accumulated depreciation and amortization                                       (490,562)               (464,178)
                                                                                ---------------------   ---------------------
                                                                                $             52,044    $             67,183
                                                                                ====================    ====================


6.    LETTER OF INTENT

      In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would be accounted for as a reverse acquisition and would result in the CDS shareholders holding a majority of the common stock of the Company.

      As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting an amount due from them, the Company has made a full reserve of $120,033 against this receivable in 2003.


7.    DEFERRED COSTS

      Deferred costs represent the value of shares and warrants issued to a shareholder as consideration for loan financing during the year. As of December 31, 2003, net deferred costs were $255,598, which are being amortized over the life of the loans.


8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:
                                                                                              DECEMBER 31,
                                                                                ----------------------------------------
                                                                                         2003                 2002
                                                                                ------------------    ------------------
      Accrued interest                                                          $          143,104    $           69,961
      Accrued legal expense                                                                237,825               237,825
      Other accrued liabilities                                                             33,122                70,308
                                                                                ------------------    ------------------
                                                                                $          414,051    $          378,094
                                                                                ==================    ==================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


9.    FINANCING FROM SHAREHOLDERS

      Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature, as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $221,853 and $252,740 for the years ended December 31, 2003 and 2002, respectively; and the corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since the loan amounts were immediately convertible. As of December 31, 2003 and 2002, the loan balance to this shareholder aggregated $227,837 and $997,274, respectively.

      Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

      In November 2003, another agreement was executed with this shareholder to cause another advance in total or in installments up to the amount of $500,000 to the Company with the same term.

      As of December 31, 2003 and 2002, the loan balance to the second shareholder aggregated $1,370,000 and $-0-, respectively.

      Per a promissory note dated January 2004, subsequent to the balance sheet date, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to an additional $1,000,000 at an interest rate of 12% per annum in order to complete the process for the FDA approval of the Hema-Strip HIV Rapid Test. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above.

10.   EQUITY TRANSACTIONS

      In February 2003, a shareholder elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

      In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized to issue in October 2003.

      On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock as additional compensation for financing the Company's equipment purchases and clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

      In February 2003, the Company issued Leo Ehrlich, President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


10.   EQUITY TRANSACTIONS (CONTINUED)

      In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock as compensation to individuals who will participate and act as the Company's Business Advisory board. The individuals will pay $.001 per share, which represents Par Value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003. As of December 31, 2003, two of the three individuals had not yet remitted their payment. Accordingly a $2,000 stock subscription receivable was recorded as a current asset on the Company's balance sheet since this amount was collected after the balance sheet date but before the financial statements were issued.

      In November 2003, the Company issued 1,000,000 warrants exercisable to purchase 1,000,000 shares of Saliva Diagnostic Systems, Inc. Common
      Shares, Par Value $.001 at a price of $.01 per share. The warrants expiring December 31, 2013, were issued to secure a funding of $500,000 to be used for clinical trials and equipment purchases. These warrants were valued at $60,000 and were recorded as deferred costs on the 2003 balance sheet.

      In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, Par Value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services valued at $9,000.

      In March 2004, subsequent to the balance sheet date, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

11.   TRADING IN COMPANY'S SECURITIES

      As of March 2002, the Company's common stock resumed trading on the NASD Bulletin Board market with a new symbol "SVAD". Prior to such date, the Company's stock had traded under the symbol "SALV". Subsequent to May 2002, the Company was delisted from the NASD Bulletin Board market and due to its failure to meet the financial reporting requirements of the NASD; the common stock trades on the OTC "Pink Sheets". As a result of the delisting, an investor may find it difficult to dispose of or to obtain accurate quotations as to the price of the Company's securities.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


12.   STOCK-BASED COMPENSATION PLANS (CONTINUED)

      The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2003 and 2002:

                                                        Number of Options      Option Price Range
                                                        -----------------      -------------------
      Outstanding at January 1, 2002                               51,000      $5.00 - $101.50
      Options granted                                                  --                     --
      Options exercised                                                --                     --
      Options expired or canceled                                      --                     --
                                                        -----------------      -------------------
      Outstanding at December 31, 2002                             51,000      $5.00 - $101.50
      OPTIONS GRANTED                                                  --                     --
      OPTIONS EXERCISED                                                --                     --
      OPTIONS EXPIRED OR CANCELED                                      --                     --
                                                        -----------------      -------------------
      OUTSTANDING AT DECEMBER 31, 2003                             51,000      $5.00 - $101.50
                                                        =================      ===================


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

      The pro forma net loss and loss per share for the years ended December 31, 2003 and 2002 would have been the same as presented in these financial statements since no options were issued during the two year period.

      The following table summarizes the information about stock options outstanding at December 31, 2003:

                   OPTIONS OUTSTANDING                                                        OPTIONS EXERCISABLE
-----------------------------------------------------------------      -------------------------------------------------------------
                                                  WEIGHTED
                                                  AVERAGE                WEIGHTED                                WEIGHTED
   RANGE OF                                      REMAINING               AVERAGE                                  AVERAGE
   EXERCISE                NUMBER                CONTRACTUAL             EXERCISE          NUMBER               EXERCISE
  PRICES PER           OUTSTANDING AT               LIFE                PRICE PER      EXERCISABLE AT           PRICE PER
    SHARE            DECEMBER 31, 2003            (MONTHS)                SHARE       DECEMBER 31, 2003           SHARE
$5.00-$101.50              51,000                    26                  $ 19.23           51,000                 $ 19.23


    The following table summarizes the information about warrants outstanding:

                                                                          NUMBER OF WARRANTS          WARRANT PRICE RANGE
                                                                        ----------------------        --------------------
           Outstanding at January 1, 2002                                               7,669                 $6.25 - $335
           Warrants granted                                                                -                            --
           Warrants cancelled/expired                                                    (911)                          --
                                                                        ----------------------        --------------------
           Outstanding at December 31, 2002                                             6,758                 $6.25 - $335
           WARRANTS GRANTED                                                         4,310,000                         0.01
           WARRANTS CANCELLED/EXPIRED                                                  (4,400)                          --
                                                                        ----------------------        --------------------
           OUTSTANDING AT DECEMBER 31, 2003                                         4,312,358                 $6.25 - $335
                                                                        =====================         ====================

      Of the above warrants, 358 expire in 2004, 2,000 in 2006 and 4,310,000 in 2013.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


13.   INCOME TAXES

      The Company is in a net deferred tax asset position since it has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance of 100% of its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized.

      The Company has a net operating loss carryforward of approximately $43 million, which is available to offset future taxable income, if any, expiring through the year 2022. The Internal Revenue Code rules under
      Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

14.   OPERATING LEASES

      The Company's executive office is currently located in Brooklyn, New York in a facility it sublets on a month-to-month basis. The Company has terminated its previous operating lease in Medford, New York in May of 2002.

      Rent expense for the years ended December 31, 2003 and 2002 aggregated $12,410 and $3,850, respectively.

15.   COMMITMENTS AND CONTINGENCIES

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

      Lealos, in 2002, filed a motion in New York State seeking summary judgment in the amount of $148,206 plus interest. In a ruling dated March 21, 2003, the court denied Lealos motion for summary judgment. The Company has made additional accruals or contingencies for interest or legal fees due to Lealos, however, should this matter go to trial, the Company will vigorously defend its position.

      As of December 31, 2003 and 2002, $89,619 is outstanding under this claim, which is currently in default.

      During 2003, the Company's counsel notified Chembio Diagnostic Systems Inc ("CDS"), see note 6, of its intent to file a patent infringement lawsuit. In March 2004, subsequent to the balance sheet date, an action was commenced in Federal Court whereby CDS is attempting to invalidate the Company's patent for its unique rapid test format. The Company had authorized an independent patent validity search and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


15.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LITIGATION (CONTINUED)

      In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip. The petition alleged that the Company's trademark HemaStrip, would likely be confused with Bayer's trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. ECONOMIC DEPENDENCY

      For the year ended December 31, 2003, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $76,000, $306,000 and $249,000 and accounts receivable from the customers as of December 31, 2003, aggregated $23,000, $66,000 and $62,000, respectively. The Company is uncertain that the customers will purchase comparable values of the Company's products in the future. The loss of these customers could have a material adverse effect on the Company.

      For the year ended December 31, 2003, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases through December 31, 2003 were approximately $102,000, $94,000 and $47,000. The corresponding accounts payable at December 31, 2003, to the suppliers, aggregated approximately $4,000, $31,000 and $18,000.

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

      Foreign sales during 2003 and 2002 were approximately $392,000 and $269,000.

      Saliva Diagnostics Systems, Inc. attributes product sales to different geographic areas on the basis of the location of the customer. Product sales by geographic area are as follows:

                                            Year Ended December 31,
                                    ------------------------------------
                                           2003                 2002
                                    ----------------     ---------------
         United States              $        342,878     $        80,179
         United Kingdom                      305,779             253,135
         Canada                               42,000              16,256
         Africa                               44,160                  --
                                    ----------------     ---------------
                                    $        734,817     $       349,570
                                    ================     ================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


15.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      LICENSING AGREEMENT

      Immuno chromatography, the principle on which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC. Management believes that due to recent court decisions, the Company presently is not infringing on Unilever patents and no liability for 2003 or 2002 has been incurred.

      INSURANCE

      Due to a lack of operations for the years ended December 31, 2003 and 2002, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate these eliminated coverages.

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

      10% of first $100,000 of total annual sales 9% of second $100,000 of total annual sales 8% of third $100,000 of total annual sales 7% of fourth $100,000 of total annual sales 6% of fifth $100,000 and greater of total annual sales

      On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company.

      Royalties earned under this agreement as of December 31, 2003 and 2002, aggregated $45,133 and $75,555, respectively and the Company assigned to Resonance royalties of $34,203 and $69,432 for these years, respectively.


16.   MANUFACTURING AGREEMENT

      In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for U.S.A. approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


17.   FDA APPROVAL

      In May 2002, the Company  received its  Investigational  Device  Exemption
      (IDE) from the U.S. Food and Drug Administration (FDA) for approval of its Hema-Strip HIV Rapid Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, Inc. (see
      Note 6), the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003 and the IDE was received in November 2003. This is the initial step towards FDA approval to market and sell the test in the United States. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its filing using a modular pre-market approval
      (PMA) application approach. Instead of beginning filing after all the clinicals are completed, the modular method allows the Company to begin its filings concurrent with its U.S. A. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

      The IDE is only the first step in a difficult and financially costly process to receive U.S. A. marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.