Form 10QSB
period 2004-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-06-03
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 1O-QSB

[X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X]

The number of shares outstanding of the Registrant's Common Stock as of May 31, 2004, 30,509,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]
================================================================================

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  FORM 10-QSB
                                     INDEX


                                                                            PAGE

  PART I FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance sheets - March 31, 2004 (unaudited) and
             December 31, 2003.................................................3

             Statements of Operations - Three Months Ended
             March 31, 2004 and 2003 (unaudited)...............................4

             Statements of Cash Flows - Three Months Ended
             March 31, 2004 and 2003 (unaudited)...............................5

             Notes to Financial Statements (unaudited).........................6

  Item 2.    Management's Discussion and Analysis of Financial Condition
             And Plan of Operation............................................11

  Item 3.    Controls and Procedures..........................................16


  PART II OTHER INFORMATION

  Item 1.    Legal Proceedings................................................17
  Item 6.    Exhibits and Reports on Form 8-K.................................17

  Signatures..................................................................18

  Certifications..............................................................19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                         MARCH 31, 2004    December 31,
                                                           (UNAUDITED)         2003
                                                         --------------   --------------
                         ASSETS

Current assets:
     Cash and cash equivalents                           $       38,479   $       24,182
     Accounts receivable, less allowance for
          doubtful accounts $5,000 for both periods             223,733          197,114
     Royalty receivable                                              --            9,078
     Subscriptions receivable                                        --            2,000
     Inventories                                                 97,937           71,589
     Other current assets                                        31,478           31,004
                                                         --------------   --------------
          Total current assets                                  391,627          334,967


Property and equipment, less accumulated
     depreciation of $497,093 (2004) and $490,562(2003)          58,645           52,044
Equipment under construction                                    282,250          169,750
Patents and trademarks, less accumulated
     amortization of $107,546(2004) and $105,146(2003)           58,774           56,494
Deferred costs, less accumulated amortization of
     $77,702(2004) and $56,402 (2003)                           234,298          255,598
Deposits                                                            800              800
                                                         --------------   --------------
                                                         $    1,026,394   $      869,653
                                                         ==============   ==============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable - shareholders                        $      174,226   $      254,461
     Accounts payable                                           118,781          131,671
     Accrued expenses                                           396,447          414,051
     Payroll and payroll taxes payable                          104,462           85,712
                                                         --------------   --------------
          Total current liabilities                             793,916          885,895

Long-term debts:
     Notes payable - shareholders                             1,767,000        1,370,000
                                                         --------------   --------------

          Total liabilities                                   2,560,916        2,255,895
                                                         --------------   --------------

Commitments and Contingencies
Series 1998-B Convertible Preferred Stock: 1,645 shares
authorized, none issued and outstanding                              --               --
Shareholders' deficit:
     Common stock,  $.001 par value, 50,000,000
          shares  authorized,  issued and outstanding:
          30,509,491 shares for both periods                     30,509           30,509
     Additional paid-in capital                              42,073,056       42,073,056
     Accumulated deficit                                    (43,638,087)     (43,489,807)
                                                         --------------   --------------
          Total shareholders' deficit                        (1,534,522)      (1,386,242)
                                                         --------------   --------------
                                                         $    1,026,394   $      869,653
                                                         ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                       2004           2003
                                                   ------------   ------------

Revenues:

      Product Sales                                $    280,198   $    285,172
      Royalty Income                                        921          1,852
                                                   ------------   ------------
                                                        281,119        287,024

Cost of products sold                                    73,317         66,699
                                                   ------------   ------------

Gross profit                                            207,802        220,325
                                                   ------------   ------------

Operating expenses:
      Research and development expense                  210,000        175,000
      Selling, general and administrative expense        73,159        297,252
                                                   ------------   ------------
                                                        283,159        472,252

            Loss from operations                        (75,357)      (251,927)


Interest expense                                        (72,923)      (152,799)
Other expense                                                --         (6,250)
                                                   ------------   ------------

      Net loss to common stockholders              $   (148,280)  $   (410,976)
                                                   ============   ============

Basic and diluted net loss per share               $      (0.01)  $      (0.02)
                                                   ============   ============

Shares used in basic and diluted net loss per
      share calculations                             30,509,700     18,485,047
                                                   ============   ============


   The accompanying notes are an integral part of these financial statements.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                              2004        2003
                                                           ---------   ---------
Cash Flows From Operating Activities:
     Net loss                                              $(148,280)  $(410,976)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                           8,931       9,177
       Amortization of deferred costs                         21,300       7,412
       Write off of accounts receivable                           --     133,033
       Stock issued for consulting services                       --     123,000
       Beneficial conversion feature of convertible debts         --     118,053

     Changes in current assets and liabilities:
       Accounts receivable                                   (26,619)   (140,900)
       Royalty receivable                                      9,078       8,148
       Subscription receivable                                 2,000          --
       Inventory                                             (26,348)      9,177
       Other current assets                                     (474)         --
       Accounts payable and accrued expenses                  37,771      37,229
       Other current liabilities                              18,750          --
                                                           ---------   ---------

          Net cash used in operating activities             (103,891)   (106,647)
                                                           ---------   ---------

Cash Flows From Investing Activities:
     Acquisitions of property and equipment                 (130,312)    (15,000)
                                                           ---------   ---------
           Net cash used in investing activities            (130,312)    (15,000)
                                                           ---------   ---------

Cash Flows From Financing Activities:
     Proceeds from shareholders loans                        522,000     409,200
     Repayment of shareholders loans                        (273,500)   (289,400)
                                                           ---------   ---------

          Net cash provided by financing activities          248,500     119,800
                                                           ---------   ---------

     Net increase (decrease) in cash and cash equivalents     14,297      (1,847)

     Cash and cash equivalents, beginning of period           24,182       1,900
                                                           ---------   ---------

     Cash and cash equivalents, end of period              $  38,479   $      53
                                                           =========   =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for interest              $      --   $      --

Supplemental Disclosure of Non-Cash Information:

     Conversion of shareholder loans into common stock     $      --   $ 382,500

     During three month period ended March 31, 2004,
       accrued interest of $68,265 for a shareholder's
       loan was added to the loan balance as principal     $  68,265          --
     During the three month period ended March 31, 2003,
       the Company obtained financing from a shareholder
       As consideration, the Company issued 6,000,000
       shares of common stock, valued at $252,000 to the
       shareholder                                         $      --   $ 252,000


   The accompanying notes are an integral part of these financial statements

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2003 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any other portion thereof.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,638,087 at March 31, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's debt financings in 2003, substantial additional financing will be required through 2004.

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

3. INVENTORIES
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                     MARCH 31, 2004       December 31, 2003
                                     --------------       -----------------

       Raw materials                  $   62,993            $    55,157
       Finished goods                     34,944                 16,432
                                      ----------            -----------
                                      $   97,937            $    71,589
                                      ==========            ===========


4. ACCRUED EXPENSES
                                     MARCH 31, 2004       December 31, 2003
                                     --------------       -----------------

       Accrued interest               $  126,461            $   143,104
       Accrued legal expense             237,825                237,825
       Other accrued liabilities          32,161                 33,122
                                      ----------            -----------
                                      $  396,447            $   414,051
                                      ==========            ===========

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


5. GEOGRAPHIC AREA INFORMATION


Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                 2003               2002
                                              ----------         ----------
             United States                    $  133,966         $   27,326
             United Kingdom                       95,339            239,979
             Africa                               26,300                 --
             Others                               24,593             17,867
                                              ----------         ----------
                                              $  280,198         $  285,172
                                              ==========         ==========

6. DEFERRED COSTS

Deferred costs represent the value of warrants and shares issued to a shareholder as consideration for loan financing during the years. As of March 31, 2004, net deferred costs were $234,298, which are being amortized over the life of the loan.

7. FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $118,053 for the three month periods ended March 31, 2004 and 2003, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of March 31, 2004 and 2003, the loan balance to this shareholder on this loan aggregated $157,602 and $689,535, respectively. Had the stockholders elected to convert this loan into common stock as of March 31, 2004, it would result in the issuance by the Company of 110,598 shares of common stock.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of an additional $1,000,000 at the interest rate of 12% per annum in order to complete the process for the FDA approval of the HemaStrip HIV Rapid. Once the entire amount has been advanced under this note, any additional funds will be subject to same terms as the $1,500,000 convertible note mentioned above. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


7. FINANCING FROM A SHAREHOLDER (CONTINUED)

As of March 31, 2004, the loan balance to this shareholder on this loan aggregated $172,500.

Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003, another agreement was executed with this shareholder to cause another advance in total or in installments up to the amount of $500,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

As of March 31, 2004 and 2003, the loan balance to the second shareholder aggregated $1,594,500 and 125,000, respectively.

8. SHAREHOLDERS' TRANSACTIONS

In March 2004, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad, an unrelated outside consultant, to purchase 3,250,000 shares of its common stock, as compensation for past services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 in the December 31, 2003 audited financial statements.

9. CONTINGENCIES

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

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


9. CONTINGENCIES (CONTINUED)

During 2003, the Company's counsel notified Chembio Diagnostic Systems Inc ("CDS"), its former contract manufacturer, of its intent to file a patent infringement lawsuit. In March 2004, an action was commenced in Federal Court whereby CDS is attempting to invalidate the Company's patent for its unique rapid test format. The Company had authorized an independent patent validity search and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

ECONOMIC DEPENDENCY

The Company had two customers that accounted for 69% of product sales (35% and 34%) during the first quarter of 2004 and one of these customers accounted for 84% of product sales during the first quarter of 2003. The loss of these customers could have a material adverse effect on the Company.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004

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

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


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

We believe that the immediate international focus for Hema-Strip(TM) HIV test should be on the African continent where international donors have pledged funding to fight the AIDS epidemic. We have sold the HemaStrip(TM) HIV test to international donors including projects funded by the U.S. Centers for Disease Control (CDC), USAID, UKAID, Population Services Intl., and others.

Concerning the long term growth of the Hema-Strip(TM) HIV test, we believe that sales of HIV rapid tests will eventually be approved for over-the-counter (OTC) sales, and be as easy to purchase as home pregnancy tests. If this were to occur, we believe the test's performance, design, and ease of use will have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product.

We continue to distribute our Hema-Strip(TM) HIV test and Saliva Sampler(TM) oral fluid collection product through our current distribution networks and we will also seek new distribution relationships for our current and future test products.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,638,087 at March 31, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company believes there have been no significant changes, during the quarterly period ended March 31, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

RESULTS OF OPERATIONS

First Quarter of 2004 Compared to First Quarter of 2003

REVENUES: The Company's revenues consist of product sales and royalties. Revenues decreased 2% to $281,119 in the first quarter of 2004 from $287,024 in the first quarter of 2003.

During the first quarters of 2004 and 2003, the Company's revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 69% of product sales (35% and 34%) during the first quarter of 2004 and one of these customers accounted for 84% of product sales during the first quarter of 2003. The loss of these customers could have a material adverse effect on the Company.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


COST OF PRODUCTS SOLD: Costs of products sold increased to $73,317 (26% of product sales) in the first quarter of 2004 from $66,699 (23% of product sales) in the first quarter of 2003. The increase was due to the greater startup production costs associated with the change in our contract manufacturer.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased to $210,000 in the first quarter of 2004 from $175,000 in the first quarter of 2003.

The increase is due to:

      o     expenses incurred with the Hema-Strip(TM)HIV test clinical trials
      o the filing costs associated with the application for FDA approval of the Hema-Strip(TM) HIV test

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased 75% to $73,159 in the first quarter of 2004 from $297,252 in the first quarter of 2003, primarily as a result of a reduction in consulting fees incurred.

LOSS FROM OPERATIONS: The loss from operations for the first quarter of 2004 of $75,357 reflects a 70% decrease from the $251,927 loss reported for the first quarter of 2003.

INTEREST EXPENSE: Interest expense decreased to $72,923 in the first quarter of 2004 from $152,799 in the first quarter of 2003. This decrease is primarily due to non-cash expenses recorded in 2003 in connection with the issuance of stock and warrants as compensation for financing services.

INCOME TAXES: The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $44 million, which is available to offset future taxable income, if any, expiring through the year 2024. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

                                        March 31, 2004     December 31, 2003
                                       ----------------    -----------------
Cash and cash equivalents                $   38,479          $   24,182
Working capital deficit                    (402,289)           (550,928)

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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $118,053 for the three month periods ended March 31, 2004 and 2003, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of an additional $1,000,000 at the interest rate of 12% per annum in order to complete the process for the FDA approval of the HemaStrip HIV Rapid. Once the entire amount has been advanced under this note, any additional funds will be subject to same terms as the $1,500,000 convertible note mentioned above. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005.

As of March 31, 2004, the loan balance to this shareholder on this loan aggregated $172,500.

Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003, another agreement was executed with this shareholder to cause another advance in total or in installments up to the amount of $500,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

As of March 31, 2004 and 2003, the loan balance to the second shareholder aggregated $1,594,500 and 125,000, respectively.

Cash used in operating activities in the first three months of 2004 was $103,891. This was primarily a result of a net loss of $148,280 during the period, offset by certain non-cash charges.

Cash used in investing activities in the first three months of 2004 was $130,312. This represents additional acquisitions of property and equipment in the period.

Cash provided by financing activities in the first three months of 2004 was $248,500. This was primarily a result of additional net borrowings from two shareholders.

In March 2004, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad, an unrelated outside consultant, to purchase 3,250,000 shares of its common stock, as compensation for past services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 in the December 31, 2003 audited financial statements.

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

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                   Payments Due by Period            Future Debt Payments
              ---------------------------------  -----------------------------
              <1 year                                     $  174,226
              1-3 years                                           --
              4-5 years                                    1,767,000
              >5 years                                            --
                                                          ----------
                                                          $1,941,226
                                                          ==========

There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. There can be no assurance that the Company will be able to sell its securities on commercially reasonable terms or to enter into agreements with corporate partners on favorable terms or at all. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the U.S., the extent and timing of the acceptance of the

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE OF CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our president and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our president and chief financial officer has concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to him.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2003, the Company's counsel notified Chembio Diagnostic Systems, its former contract manufacturer, of its intent to file a patent infringement lawsuit. In March 2004, an action was commenced in Federal Court whereby Chembio is attempting to invalidate the Company's patent for its unique rapid test format. The Company had authorized an independent patent validity search and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. ss.1350.

(b)   Earnings per share - See Exhibit 11

(c) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                        SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2004


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

                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  June 2, 2004                 /s/ LEO EHRLICH
                                    --------------------------------------------
                                    Leo Ehrlich
                                    President & Chief Financial Officer
                                    (Duly Authorized Officer)