Form 10QSB
period 2004-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-08-05
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of July 15, 2004, 30,509,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance sheets - June 30, 2004 (unaudited) and
         December 31, 2003 ................................................    3

         Statements of Operations - Three Months and Six Months Ended
         June 30, 2004 and 2003 (unaudited) ...............................    4

         Statements of Cash Flows- Six Months Ended
         June 30, 2004 and 2003 (unaudited) ...............................    5

         Notes to Financial Statements (unaudited) ........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Plan of Operation ............................................   12

Item 3.  Controls and Procedures ..........................................   19


PART II OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   20
Item 2.  Changes In Securities ............................................   20
Item 3.  Defaults Upon Senior Securities ..................................   20
Item 4.  Submission Of Matters To A Vote Of Security Holders ..............   20
Item 5.  Other Information ................................................   20
Item 6.  Exhibits and Reports on Form 8-K .................................   20

Signatures ................................................................   21

Certifications ............................................................   22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                         JUNE 30, 2004    December 31,
                                                          (UNAUDITED)          2003
                                                         -------------    ------------
                         ASSETS

Current assets:
     Cash and cash equivalents                            $      3,960    $     24,182
     Accounts receivable, less allowance for
          doubtful accounts $5,000 for both periods            261,499         197,114
     Royalty receivable                                           --             9,078
     Subscriptions receivable                                     --             2,000
     Inventories                                               113,488          71,589
     Other current assets                                       50,083          31,004
                                                          ------------    ------------
          Total current assets                                 429,030         334,967


Property and equipment, less accumulated
     depreciation of $503,982 (2004) and $490,562(2003)         61,256          52,044
Equipment under construction                                   372,250         169,750
Patents and trademarks, less accumulated
     amortization of $110,056(2004) and $105,146(2003)          62,854          56,494
Deferred costs, less accumulated amortization of
     $99,001(2004) and $56,402 (2003)                          212,999         255,598
Deposits                                                           800             800
                                                          ------------    ------------
                                                          $  1,139,189    $    869,653
                                                          ============    ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable - shareholders                         $    228,963    $    254,461
     Accounts payable                                           81,335         131,671
     Accrued expenses                                          390,631         414,051
     Payroll and payroll taxes payable                         125,488          85,712
                                                          ------------    ------------
          Total current liabilities                            826,417         885,895

Long-term debts:
     Notes payable - shareholders                            1,957,339       1,370,000
                                                          ------------    ------------

          Total liabilities                                  2,783,756       2,255,895
                                                          ------------    ------------

Commitments and Contingencies
Shareholders' deficit:
     Series 1998-B Convertible Preferred Stock: 1,645
          Shares authorized, none issued and
          outstanding                                             --              --
     Common stock, $.001 par value, 50,000,000
          shares authorized, issued and outstanding:
          30,509,491 shares for both periods                    30,509          30,509
     Additional paid-in capital                             42,073,056      42,073,056
     Accumulated deficit                                   (43,748,132)    (43,489,807)
                                                          ------------    ------------
          Total shareholders' deficit                       (1,644,567)     (1,386,242)
                                                          ------------    ------------
                                                          $  1,139,189    $    869,653
                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                          JUNE 30,                        JUNE 30,
                               ----------------------------    ----------------------------
                                   2004            2003            2004            2003
                               ------------    ------------    ------------    ------------
Revenues:

   Product Sales               $    375,362    $     16,944    $    655,560    $    302,116
   Royalty Income                      --              --               921           1,852
                               ------------    ------------    ------------    ------------
                                    375,362          16,944         656,481         303,968

Cost of products sold               167,946          24,621         241,263          91,320
                               ------------    ------------    ------------    ------------

Gross profit (loss)                 207,416          (7,677)        415,218         212,648
                               ------------    ------------    ------------    ------------

Operating expenses:
   Research and development
      expense                       155,000         275,000         365,000         450,000
   Selling, general and
      administrative expense         79,018          60,854         152,060         358,106
                               ------------    ------------    ------------    ------------
                                    234,018         335,854         517,060         808,106

      Loss from operations          (26,602)       (343,531)       (101,842)       (595,458)


Interest expense                    (83,443)        (83,139)       (156,483)       (235,938)
Other income                           --            13,000            --             6,750
                               ------------    ------------    ------------    ------------


   Net loss to common
      stockholders             $   (110,045)   $   (413,670)   $   (258,325)   $   (824,646)
                               ============    ============    ============    ============

Basic and diluted net loss     $      (0.00)   $      (0.01)   $      (0.01)   $      (0.03)
                               ============    ============    ============    ============
   per share

Shares used in basic and
   diluted netloss per share
   calculations                  30,509,700      30,429,491      30,509,700      24,490,264
                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           --------------------------
                                                              2004            2003
                                                           -----------    -----------
Cash Flows From Operating Activities:
     Net loss                                              $  (258,325)   $  (824,646)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
       Depreciation and amortization                            18,330         18,351
       Amortization of deferred costs                           42,599         29,648
       Write off of accounts receivable                           --          120,033
       Stock issued for consulting services                       --          123,000
       Beneficial conversion feature of convertible
          debts                                                   --          146,686

     Changes in current assets and liabilities:
       Accounts receivable                                     (64,385)        (2,610)
       Royalty receivable                                        9,078          8,148
       Subscription receivable                                   2,000           --
       Inventory                                               (41,899)        11,274
       Other current assets                                    (19,079)        (9,513)
       Accounts payable and accrued expenses                    69,348          9,051
       Other current liabilities                                39,776           --
                                                           -----------    -----------

          Net cash used in operating activities               (202,557)      (370,578)
                                                           -----------    -----------

Cash Flows From Investing Activities:
     Acquisitions of property and equipment                   (225,132)       (57,895)
     Acquisitions of patents and trademarks                    (11,270)          --
                                                           -----------    -----------

          Net cash used in investing activities               (236,402)       (57,895)
                                                           -----------    -----------

Cash Flows From Financing Activities:
     Proceeds from shareholders loans                        1,097,277        915,100
     Repayment of shareholders loans and capital lease        (678,540)      (411,621)
                                                           -----------    -----------

          Net cash provided by financing activities            418,737        503,479
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents           (20,222)        75,006

Cash and cash equivalents, beginning of period                  24,182          1,900
                                                           -----------    -----------

Cash and cash equivalents, end of period                   $     3,960    $    75,906
                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest               $       124    $      --
                                                           ===========    ===========
    Cash paid during the period for taxes                  $       455    $       155
                                                           ===========    ===========

Supplemental Disclosure of Non-Cash Information:

    Conversion of shareholder loans into common stock      $      --      $   382,500
    During six month period ended June 30, 2004, accrued
     interest of $143,104 for shareholders loans was
     added to the loan balance as principal                $   143,104    $      --
    During the six month period ended June 30, 2003, the
     Company obtained financing from a shareholder. As
     consideration, the Company issued 6,000,000 shares
     of common stock, valued at $252,000 to the
     shareholder                                           $      --      $   252,000

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2003 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any other portion thereof.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,748,132 at June 30, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in 2004.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

4. STOCK-BASED COMPENSATION PLANS

As of June 30, 2004, the Company has two stock option plans, a "1992 Plan", under which 350,000 shares of its common stock have been reserved for issuance, and a "1994 Plan", under which 350,000 shares of its common stock have been reserved for issuance. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, accounting for Stock Issued to Employees, and related Interpretations. For the quarter and six month periods ended June 30, 2004 and 2003, there would be no effect in the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

5. INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                     JUNE 30, 2004       December 31, 2003
                                     -------------       -----------------

       Raw materials                  $   89,797            $    55,157
       Finished goods                     23,691                 16,432
                                      ----------            -----------
                                      $  113,488            $    71,589
                                      ==========            ===========

6. ACCRUED EXPENSES

                                      JUNE 30, 2004       December 31, 2003
                                      -------------       -----------------

       Accrued interest                $  113,759            $   143,104
       Accrued legal expense              237,825                237,825
       Other accrued liabilities           39,047                 33,122
                                       ----------            -----------
                                       $  390,631            $   414,051
                                       ==========            ===========

7. GEOGRAPHIC AREA INFORMATION

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

The following table represents total product sales revenue by geographic area:

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                 2004               2003
                                              ----------         -----------
             United States                    $  213,854         $    16,944
             United Kingdom                      112,661                 --
             Africa                               40,600                 --
             Others                                8,247                 --
                                              ----------         -----------
                                              $  375,362         $    16,944
                                              ==========         ===========

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

7. GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                              ------------------------------
                                                 2004                2003
                                              ----------         -----------

             United States                    $  347,820         $    44,270
             United Kingdom                      208,000             239,979
             Africa                               66,900                --
             Others                               32,840              17,867
                                              ----------         -----------
                                              $  655,560         $   302,116
                                              ==========         ===========

8. DEFERRED COSTS

Deferred costs represent the value of warrants and shares issued to a shareholder as consideration for loan financing during the years. As of June 30, 2004, net deferred costs were $212,999 which are being amortized over the life of the loan.

9. FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $146,686 for the six month periods ended June 30, 2004 and 2003, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of June 30, 2004, the loan balance to this shareholder aggregated $2,062. Had the stockholders elected to convert this loan into common stock as of June 30, 2004, it would result in the issuance by the Company of 1,341 shares of common stock.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of an additional $1,000,000 at the interest rate of 12% per annum in order to complete the process for the FDA approval of the HemaStrip HIV Rapid. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005. As of June 30, 2004, the loan balance to this shareholder on this loan aggregated $212,500.

In the second quarter of 2004, this shareholder loaned the Company an additional $210,278. The loan is to be repaid within one year and bears no interest and has no conversion features. If the loan is repaid after one year, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

9. FINANCING FROM SHAREHOLDERS (CONTINUED)

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

As of June 30, 2004, the loan balance to the second shareholder aggregated $1,744,839.

10. SHAREHOLDERS' TRANSACTIONS

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

11. CONTINGENCIES

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

11. CONTINGENCIES (CONTINUED)

LITIGATION (CONTINUED)

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

ECONOMIC DEPENDENCY

For the six months ended June 30, 2004, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $110,000, $212,000 and $238,000 and the corresponding accounts receivable at June 30, 2004 from these customers were approximately $64,000, $66,000 and $90,000.

For the six months ended June 30, 2003, sales to one customer was in excess of 10% of the Company's total sales. Sales to this customer was approximately $240,000 and the corresponding accounts receivable at June 30, 2003 from this customers was approximately $166,000.

The Company had two customers that accounted for 69% of product sales (36% and 33%) during the first six months of 2004 and 68% of product sales (37% and 31%) during the second quarter of 2004. One of these customers accounted for 79% of product sales during the first six months of 2003.

The loss of these customers could have a material adverse effect on the Company.

12. SUBSEQUENT EVENT

As of July 2004, the Company's common stock resumed trading on the NASD Bulletin Board market with the symbol "SVAD". Prior to such date, the Company's stock had traded on the OTC "Pink Sheets".

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,748,132 at June 30, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company believes there have been no significant changes during the quarterly period and six months ended June 30, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure provisions of FIN 46 are effective for financial statements initially issued after January 31, 2003. Public entities with a variable interest in a variable interest entity created before February 1, 2003 shall apply the consolidation requirements of FIN 46 to that entity no later than the beginning of the first annual reporting period beginning after June 15, 2003. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Additionally, in December 2003 the FASB issued FASB Interpretation No. 46R (FIN 46R) to update certain aspects of FASB 46. FIN 46R must be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2004 Compared to Second Quarter and First six Months of 2003

REVENUES: The Company's revenues consist of product sales and royalties. Revenues increased 2115% to $375,362 in the second quarter of 2004 from $16,944 in the second quarter of 2003 and increased 116% to $656,481 in the first six months of 2004 from $303,968 in the first six months of 2003. The Company is continuing to seek new markets and sales opportunities for its products.

During the first six months of 2004 and 2003, the Company's revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 69% of product sales (36% and 33%) during the first six months of 2004 and one of these customers accounted for 79% of product sales during the first six months of 2003. The loss of these customers could have a material adverse effect on the Company.

COST OF PRODUCTS SOLD: Costs of products sold increased to $167,946 (45% of product sales) in the second quarter of 2004 from $24,621 (greater than 100% of product sales) in the second quarter of 2003 and increased to $241,263 (37% of product sales) in the first six months of 2004 from $91,320 (30% of product sales) in the first six months of 2003 due to increased sales activity.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses decreased to $155,000 in the second quarter of 2004 from $275,000 in the second quarter of 2003 and decreased to $365,000 in the first six months of 2004 from $450,000 in the first six months of 2003.

The decrease is due to:

      o     The completion of the Hema-Strip(TM)HIV test clinical trials

      o Lower costs associated with the application for FDA approval of the Hema-Strip(TM)HIV test

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 30% to $79,018 in the second quarter of 2004 from $60,854 in the second quarter of 2003 and decreased 58% to $152,060 in the first six months of 2004 from $358,106 in the first six months of 2003, primarily as a result of a reduction in consulting fees incurred.

LOSS FROM OPERATIONS: The loss from operations for the second quarter of 2004 of $26,602 reflects a 92% decrease from the $343,531 loss reported for the second quarter of 2003; and the loss from operations for the first six months of 2004 of $101,842 reflects a 83% decrease from the $595,458 loss reported for the first six months of 2003.

INTEREST EXPENSE: Interest expense increased to $83,443 in the second quarter of 2004 from $83,139 in the second quarter of 2003 and decreased to $156,483 in the first six months of 2004 from $235,938 in the first six months of 2003 due to interest expense related to the conversion feature of convertible debt as well as new financing received in 2003 from a shareholder.

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

LIQUIDITY AND CAPITAL RESOURCES

                                         JUNE 30, 2004    December 31, 2003
                                         -------------    -----------------
Cash and cash equivalents                $    3,960          $   24,182
Working capital deficit                    (397,387)           (550,928)

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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $146,686 for the six month periods ended June 30, 2004 and 2003, respectively; and corresponding

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of June 30, 2004, the loan balance to this shareholder on this loan aggregated $2,062. Had the stockholder elected to convert this loan into common stock as of June 30, 2004, it would result in the issuance by the Company of 1,341 shares of common stock.

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

As of June 30, 2004, the loan balance to this shareholder on this loan aggregated $212,500.

In the second quarter of 2004, this shareholder loaned the Company an additional $210,278. The loan is to be repaid within one year and bears no interest and has no conversion features. If the loan is repaid after one year, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

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

As of June 30, 2004, the loan balance to the second shareholder aggregated $1,744,839.

Cash used in operating activities in the first six months of 2004 was $202,557. This was primarily a result of a net loss of $258,325 and an increase in accounts receivable of $64,385.

Cash used in investing activities in the first six months of 2004 was $236,402. This represents additional acquisitions of property and equipment in the period.

Cash provided by financing activities in the first six months of 2004 was $418,737. This was primarily a result of additional net borrowings from two shareholders.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                   Payments Due by Period            Future Debt Payments
                   ----------------------            --------------------
                       <1 year                            $  228,963
                       1-3 years                          $1,957,339
                       4-5 years                                --
                       >5 years                                 --
                                                          ----------
                                                          $2,186,302
                                                          ==========

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. ss.1350.

(b)   Earnings per share - See Exhibit 11

(c)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  JUNE 30, 2004

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

                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date: August 5, 2004                /s/ LEO EHRLICH
                                    --------------------------------------------
                                    Leo Ehrlich
                                    President & Chief Financial Officer
                                    (Duly Authorized Officer)