Form 10QSB
period 2004-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2004-11-12
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of October 15, 2004, 30,509,700 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
   PART I FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance sheets - September 30, 2004 (unaudited) and
             December 31, 2003..............................................  3

             Statements of Operations - Three Months and Nine Months
             Ended September 30, 2004 and 2003 (unaudited)..................  4

             Statements of Cash Flows- Nine Months Ended
             September 30, 2004 and 2003 (unaudited)........................  5

             Notes to Financial Statements (unaudited)......................  6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition And Plan of Operation................................ 12

   Item 3.   Controls and Procedures........................................ 19


   PART II OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................. 20
   Item 2.   Changes In Securities.......................................... 20
   Item 3.   Defaults Upon Senior Securities................................ 20
   Item 4.   Submission Of Matters To A Vote Of Security Holders............ 20
   Item 5.   Other Information.............................................. 20
   Item 6.   Exhibits ...................................................... 20

   Signatures............................................................... 21

Certifications

Item 1. Financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                     September 30, 2004         December 31, 2003
                                                                        (Unaudited)
                                                                   ----------------------      -------------------
                           Assets

Current assets:
       Cash and cash equivalents                                   $            18,714         $           24,182
       Accounts receivable, less allowance for
                                                                               320,121                    197,114
              doubtful accounts $5,000 for both periods
       Royalty receivable                                                           -                       9,078
       Subscriptions receivable                                                     -                       2,000
       Inventories                                                             126,603                     71,589
       Other current assets                                                     68,590                     31,004
                                                                   -------------------         ------------------
              Total current assets                                             534,028                    334,967


Property and equipment, less accumulated
       depreciation of $511,300 (2004) and $490,562(2003)                       55,665                     52,044
Equipment under construction                                                   537,250                    169,750
Patents and trademarks, less accumulated
       amortization of $112,623(2004) and $105,146 (2003)                       62,727                     56,494
Deferred costs, less accumulated amortization of
       $120,301 (2004) and $56,402 (2003)                                      191,699                    255,598
Deposits                                                                           800                        800
                                                                   -------------------         ------------------
                                                                   $         1,382,169         $          869,653
                                                                   ===================         ==================

         Liabilities and Stockholders' Deficit

Current liabilities:
       Notes payable - shareholders                                $           224,902         $          254,461
       Accounts payable                                                         88,416                    131,671
       Accounts payable-equipment                                               85,000                         -
       Accrued expenses                                                        451,933                    414,051
       Payroll and payroll taxes payable                                       166,738                     85,712
                                                                   -------------------         ------------------
              Total current liabilities                                      1,016,989                    885,895

Long-term debts:
       Notes payable - shareholders                                          1,998,889                  1,370,000
                                                                   -------------------         ------------------

              Total liabilities                                              3,015,878                  2,255,895
                                                                   -------------------         ------------------

Commitments and Contingencies
Shareholders' deficit:
       Series 1998-B Convertible Preferred Stock: 1,645
              Shares authorized, none issued and
              outstanding                                                           -                          -
       Common stock, $.001 par value, 50,000,000
              shares authorized, issued and outstanding:
              30,509,700 shares for both periods                                30,509                     30,509
       Additional paid-in capital                                           42,073,056                 42,073,056
       Accumulated deficit                                                 (43,737,274)               (43,489,807)
                                                                   -------------------         ------------------
          Total shareholders' deficit                                       (1,633,709)                (1,386,242)
                                                                   -------------------         ------------------
                                                                   $         1,382,169         $          869,653
                                                                   ===================         ==================


   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three months ended                 Nine months ended
                                                                    September 30,                     September 30,
                                                         ----------------------------------   --------------------------------
                                                                 2004              2003              2004           2003
                                                         ----------------  ----------------   ---------------  --------------
       Revenues:
                                                         $       392,915    $      145,494    $    1,048,474    $     447,610
           Royalty Income                                           -                 -                  922            1,852
                                                         ----------------   ---------------   ---------------   --------------
                                                                 392,915           145,494         1,049,396          449,462

       Cost of products sold                                     128,987            96,927           370,251          188,247
                                                         ----------------   ---------------   ---------------   --------------

       Gross profit                                              263,928            48,567           679,145          261,215
                                                         ----------------   ---------------   ---------------   --------------

       Operating expenses:
           Research and development expense                       35,925           170,928           400,925          620,928
           Selling, general and administrative
               expense                                           136,845           101,897           288,905          460,003
                                                         ----------------   ---------------   ---------------   --------------
                                                                 172,770           272,825           689,830        1,080,931

           Income(loss)from operations                            91,158          (224,258)          (10,685)        (819,716)

       Interest (expense)                                        (80,299)         (125,950)         (236,782)        (361,888)
       Other income (expense)                                          -             4,416                 -           11,166
                                                         ----------------   ---------------  ----------------   --------------
       Net income (loss)
             before income taxes                                  10,859          (345,792)         (247,467)      (1,170,438)

           Income taxes                                                -                 -                 -                -
                                                         ----------------   ---------------  ----------------   --------------
           Net income (loss) to common
               stockholders                              $        10,859    $     (345,792)   $     (247,467)   $  (1,170,438)
                                                         ================   ===============  ================   ==============

       Basic net income(loss)                            $          0.00    $        (0.01)   $        (0.01)           (0.04)
                                                         ================   ===============  ================   ==============
           per share


       Shares used in basic net income (loss) per
       share   calculations                                   30,509,700        30,429,491        30,509,700       26,491,762
                                                         ================   ===============   ===============   =============

       *Diluted net income (loss)per share               $          0.00    $        (0.01)   $        (0.01)   $       (0.04)
                                                         ================   ===============   ===============   =============

       Shares used in diluted net
       income(loss) per share calculations                    34,799,497        30,429,491        30,509,700       26,491,762
                                                         ================   ===============   ===============   =============


* For the three-month period ended September 30, 2003, and for the nine-month periods ended September 30, 2004 and 2003, respectively, the computation of diluted (loss) per share excludes the effect of outstanding common stock options and warrants representing 4,289,797 common shares, as their inclusion would have been anti-dilutive.

   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine months ended
                                                                                        --------------------------------------
                                                                                                      September 30,
                                                                                             2004                     2003
                                                                                        ---------------          -------------
Cash Flows From Operating Activities:
       Net (loss)                                                                       $      (247,467)         $  (1,170,438)
       Adjustments to reconcile net (loss) to net cash
              (used) in operating activities:
          Depreciation and amortization                                                          28,215                 26,993
          Amortization of deferred costs                                                         63,899                 51,884
          Write off of accounts receivable                                                            -                120,033
          Stock issued for consulting services                                                        -                123,000
          Beneficial conversion feature of convertible debts                                          -                198,353

       Changes in current assets and liabilities:
          Accounts receivable                                                                  (123,007)                 5,402
          Royalty receivable                                                                      9,078                  8,148
          Subscription receivable                                                                 2,000                      -
          Inventory                                                                             (55,014)                (8,336)
          Other current assets                                                                  (37,586)                (9,513)
          Accounts payable and accrued expenses                                                 222,756                124,636
          Other current liabilities                                                              81,026                      -
                                                                                        ----------------         --------------
              Net cash (used) in operating activities                                           (56,100)              (529,838)
                                                                                        ----------------         --------------
Cash Flows From Investing Activities:
       Acquisitions of property and equipment                                                  (391,859)              (142,340)
       Acquisitions of patents and trademarks                                                   (13,710)                     -
                                                                                         ---------------         --------------
                Net cash (used) in investing activities                                        (405,569)             (142,340)
                                                                                         ---------------         --------------
Cash Flows From Financing Activities:
       Proceeds from shareholders loans                                                       1,335,858              1,570,100
       Repayment of shareholders loans and capital lease                                                              (878,498)
                                                                                        ----------------         --------------
              Net cash provided by financing activities                                         456,201                691,602
                                                                                         ---------------         --------------
       Net (decrease)increase  in cash and cash equivalents                                      (5,468)                19,424

       Cash and cash equivalents, beginning of period                                            24,182                  1,900
                                                                                         ---------------         --------------
       Cash and cash equivalents, end of period                                          $       18,714          $      21,324
                                                                                         ===============         ==============
Supplemental Disclosure of Cash Flow Information:
       Cash paid during the period for interest                                          $          124          $           -
       Cash paid during the period for taxes                                             $        1,428          $           -

Supplemental Disclosure of Non-Cash Information:
       Conversion of shareholder loans into common stock                                 $            -          $     382,500
       During the nine month period ended September 30, 2004, accrued interest of $143,104 for shareholder's loans was added to
          the loan balance as principal.                                                 $      143,129                      -

       During the nine month period ended September 30, 2003, the Company obtained financing from a shareholder. As consideration, the Company issued 6,000,000 shares of common stock, valued at $252,000 to the
          shareholder.                                                                   $            -          $     252,000


   The accompanying notes are an integral part of these financial statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)

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

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2003 is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004, or any other portion thereof.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)

1.   SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,737,274 at September 30, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in 2004.

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

2.       STOCK-BASED COMPENSATION PLANS

As of September 30, 2004, the Company has two stock option plans, a "1992 Plan", under which 350,000 shares of its common stock have been reserved for issuance, and a "1994 Plan", under which 350,000 shares of its common stock have been reserved for issuance. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, accounting for stock Issued to Employees, and related Interpretations. For the quarter and nine month periods ended September 30, 2004 and 2003, there would be no effect in the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, as no options were granted nor vested during those periods.

3.       INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                  September 30, 2004         December 31, 2003

          Raw materials             $       91,323           $         55,157
          Finished goods                    35,280                     16,432
                                    --------------           ----------------
                                    $      126,603           $         71,589
                                    ==============           ================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)

4.       OTHER CURRENT ASSETS

The Company has paid $50,000 for the construction of a dry room at one of its contract manufacturers and has accounted for it as a prepaid asset. The Company has no lease on these premises. The Company will amortize this cost pursuant to the terms of its manufacturing agreement with this contract manufacturer. The Company expects to have its Equipment-under-construction completed, delivered and placed in service in the dry room in January 2005.

5. EQUIPMENT UNDER CONSTRUCTION

In 2004, the Company entered into agreements with a vendor to have custom assembly machinery built. To date the Company has been charged $537,250 towards this construction of which there remains a balance due of $85,000, to this vendor. Progress payments remaining on this agreement, for work to be completed during the fourth quarter of 2004, is also $85,000. The Company expects to be invoiced for this amount in December 2004.

6. ACCRUED EXPENSES

                                    September 30, 2004        December 31, 2003
                                    ------------------        -----------------
   Accrued interest                   $      172,759            $     143,104
   Accrued legal expense                     237,825                  237,825
   Other accrued liabilities                  41,349                   33,122
                                      --------------            -------------
                                      $      451,933            $     414,051
                                      ==============            =============

7. GEOGRAPHIC AREA INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue in US dollars by geographic area:

                                              Three months ended
                                                 September 30,
                                     ----------------------------------
                                          2004                2003
                                     ------------         ------------
       United States                 $    182,136         $    141,994
       United Kingdom                     163,932                    -
       Africa                              44,650                    -
       Others                               2,197                3,500
                                     ------------         ------------
                                     $    392,915         $    145,494
                                     ============         ============

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)


         GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                              Nine months ended
                                                 September 30,
                                     ----------------------------------
                                          2004                2003
                                     ------------         ------------
       United States                 $    529,956         $    189,764
       United Kingdom                     371,932              239,979
       Africa                             111,550                    -
       Others                              35,036               17,867
                                     ------------         ------------
                                     $  1,048,474         $    447,610
                                     ============         ============

8.       DEFERRED COSTS

Deferred costs represent the value of warrants and shares issued to a shareholder as consideration for loan financing during the years. As of September 30, 2004, net deferred costs were $191,699 which are being amortized over the life of the loan.

9.       FINANCING FROM SHAREHOLDERS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the previously issued Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $198,353, for the nine month periods ended September 30, 2004 and 2003, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible. As of September 30, 2004, this loan has been paid off.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of an additional $1,000,000 at the interest rate of 12% per annum in order to complete the process for the FDA approval of the HemaStrip HIV Rapid. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005. As of September 30, 2004, the loan balance to this shareholder on this loan aggregated $129,050.

During 2004, this shareholder loaned the Company an additional $208,278. The loan is to be repaid within one year and bears no interest and has no conversion features. If the loan is repaid after one year, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Resonance Limited, a shareholder is owed $16,624. The loan bears no interest and is due on demand.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)



9.       FINANCING FROM SHAREHOLDERS (CONTINUED)

Per a promissory note dated February 2003, a second shareholder agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to the Company. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006.

As of September 30, 2004, the loan balance to the second shareholder aggregated $1,869,839.


10.       SHAREHOLDERS' TRANSACTIONS

In March 2004, the Company's Board of Directors authorized the issuance of warrants and options to C. Ravad, an unrelated outside consultant, to purchase 3,250,000 shares of its common stock, as compensation for past services he rendered in introducing the Company's products to international distributors. The warrants vest immediately and are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 in the December 31, 2003 audited financial statements.

There were no Shareholders' transactions that occurred in the third quarter of 2004.


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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER, 30, 2004
                                   (Unaudited)

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

ECONOMIC DEPENDENCY

For the nine months ended September 30, 2004, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $376,000, $337,000 and $193,000 and the corresponding accounts receivable at September 30, 2004 from these customers were approximately $114,000, $99,000 and $107,000.

For the nine months ended September 30, 2003, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $240,000, $138,000 and $49,000 and the corresponding accounts receivable at September 30, 2003 from these customers were approximately $89,000, $40,000 and $26,000.


The loss of these customers could have a material adverse effect on the Company.


12.      NASD BULLETIN BOARD LISTING

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL (CONTINUED)

We have not sold our FDA approved Stat Simple(TM) H. Pylori test since 2000. We expect to reintroduce the product in the fourth quarter 2004 and consider its sale to be a core component of our future business.

The Company expects to introduce a Tuberculosis test in our patented format during the fourth quarter 2004.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,737,274 at September 30, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

The Company believes there have been no significant changes during the quarterly period and nine months ended September 30, 2004, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Results of Operations

Third Quarter and First Nine Months of 2004 Compared to Third Quarter and First Nine Months of 2003

Revenues: The Company's revenues consist of product sales and royalties. Revenues increased 170% to $392,915 in the third quarter of 2004 from $145,494 in the third quarter of 2003 and increased 133% to $1,049,396 in the first nine months of 2004 from $449,462 in the first nine months of 2003. The Company's distributors have noticed greater customer demand for the Company's products and have been increasing their purchase orders. The Company is continuing to seek new markets and sales opportunities for its products.

During the first nine months of 2004 and 2003, the Company's revenues were primarily generated from sales of its patented saliva collection devices.

The Company had three customers that accounted for 86% of product sales (36%,32% and 18%) during the first nine months of 2004 and these customers accounted for 99% of product sales during the first nine months of 2003. The loss of these customers could have a material adverse effect on the Company.

Cost of products sold: Costs of products sold increased to $128,987 (33% of product sales) in the third quarter of 2004 from $96,927 (67% of product sales) in the third quarter of 2003 and increased to $370,251 (35% of product sales) in the first nine months of 2004 from $188,247 (42% of product sales) in the first nine months of 2003 due to increased sales activity. The Company benefited in the third quarter 2004 from a reduction in contract manufacturer pricing and the allocation of fixed manufacturing costs over greater sales.

Research and development expenses: Research and development expenses decreased to $35,925 in the third quarter of 2004 from $170,928 in the third quarter of 2003 and decreased to $400,925 in the first nine months of 2004 from $620,928 in the first nine months of 2003.

The decrease is due to:
     o   The completion of the Hema-Strip(TM) HIV test clinical trials
     o Lower costs associated with the process for FDA approval of the Hema-Strip(TM) HIV test

Selling, general and administrative expenses: Selling, general and administrative expenses increased 34% to $136,845 in the third quarter of 2004 from $101,897 in the third quarter of 2003 and decreased 37% to $288,905 in the first nine months of 2004 from $460,003 in the first nine months of 2003, primarily as a result of a reduction in consulting fees incurred.

Income (Loss) from operations: The income from operations for the third quarter of 2004 of $91,158 reflects an increase of income of $315,416 from the $224,258 loss reported for the third quarter of 2003; and the loss from operations for the first nine months of 2004 of $10,685 reflects a 99% decrease from the $819,716 loss reported for the first nine months of 2003. The Company achieved greater sales and lower cost of goods sold during the third quarter of 2004.

Interest expense: Interest expense decreased to $80,299 in the third quarter of 2004 from $125,950 in the third quarter of 2003 and decreased to $236,782 in the first nine months

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

of 2004 from $361,888 in the first nine months of 2003, due to interest expense related to the conversion feature of convertible debt as well as new financing received in 2003 from a shareholder.

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

LIQUIDITY AND CAPITAL RESOURCES

                                 September 30, 2004           December 31, 2003
                                 ------------------           -----------------
Cash and cash equivalents           $   18,714                   $   24,182
Working capital deficit               (482,961)                    (550,928)


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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000. In consideration for the above, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum, six months from the date of the loan or upon demand, at the option of the lender. Pursuant to the terms of the loan instrument, the loan is convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debt has a beneficial conversion feature as the exercise price is less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging interest expense of $-0- and $198,353, for the nine month periods ended September 30, 2004 and 2003, respectively; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since they were immediately convertible.

As of September 30, 2004, this loan has been paid off.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of an additional $1,000,000 at the interest rate of 12% per annum in order to complete the process for the FDA approval of the HemaStrip HIV Rapid. Once the entire amount has been advanced under this note, any additional funds will be subject to the same terms as the $1,500,000 convertible note mentioned above. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005. As of September 30, 2004, the loan balance to this shareholder on this loan aggregated $129,050.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In the second quarter of 2004, this shareholder loaned the Company an additional $208,278. The loan is to be repaid within one year and bears no interest and has no conversion features. If the loan is repaid after one year, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Resonance Limited, a shareholder is owed $16,624. The loan bears no interest and is due on demand.

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

As of September 30, 2004, the loan balance to the second shareholder aggregated $1,869,839.

Cash used in operating activities in the first nine months of 2004 was $56,100. This was primarily a result of a net loss of $247,467 and an increase in accounts receivable of $123,007, offset by an increase in accounts payable and accrued expenses of $222,756.

Cash used in investing activities in the first nine months of 2004 was $405,569. This represents additional acquisitions of property and equipment in the period.

Cash provided by financing activities in the first nine months of 2004 was $456,201. This was primarily a result of additional net borrowings from two shareholders.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                 Payments Due by Period       Future Debt Payments
                        <1 year                    $  224,902
                        1-3 years                  $1,998,889
                        4-5 years                           -
                        >5 years                            -
                                                   ----------
                                                   $2,223,791

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

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

None

ITEM 6. EXHIBITS

(a)   Certification of President and Chief Financial Officer Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

      Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. ss.1350.

(b)   Earnings per share - See Exhibit 11

(c)   Reports on Form 8-K
      No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               September 30, 2004

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

                                    Saliva Diagnostic Systems, Inc.
                                    --------------------------------------------
                                    (Registrant)

Date:  November 11, 2004               /s/ LEO EHRLICH
                                    --------------------------------------------
                                    Leo Ehrlich
                                    President & Chief Financial Officer
                                    (Duly Authorized Officer)