Form 10KSB
period 2004-12-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2005-03-31
CIK 885534

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                 ----------------------------------------------
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

                                 (718) 228-2522
                ------------------------------------------------
                (Issuer's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |_| No |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB |_|.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year were $1,398,650.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 01, 2005 was $31,597,190 computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 01, 2005 was 30,509,491 shares.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX

                                                                            PAGE
PART I

Item 1     Description of Business                                             3
Item 2     Description of Property                                            22
Item 3     Legal Proceedings                                                  22
Item 4     Submission of Matters to a Vote of Security Holders                22

PART II

Item 5     Market for Common Equity and Related Stockholder Matters           23
Item 6     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              26
Item 7     Financial Statements and Supplementary Data                        36
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                          37
Item 8A    Controls and Procedures                                            37
Item 8B    Other Information                                                  37

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act of the
           Registrant                                                         38
Item 10    Executive Compensation                                             39
Item 11    Security Ownership of Certain Beneficial Owners and Management     39
Item 12    Certain Relationships and Related Transactions                     41
Item 13    Exhibits                                                           43
Item 14    Principal Accountant Fees and Services                             47

Signatures                                                                    48
Certifications                                                                49

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

--------------------------------------------------------------------------------

                         SALIVA DIAGNOSTIC SYSTEMS, INC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Saliva Diagnostic Systems, Inc., a Delaware corporation (the "Company"), is primarily engaged in the development, and marketing of oral fluid collection devices for the drugs of abuse market and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented proprietary platform for rapid testing for infectious diseases, offers significant advantages over the existing products, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company's platform has a patented internal quality control that indicates sufficient volume of the oral fluid ("volume adequacy indicator").

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged into a Delaware corporation and changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993.

The Company's principal executive offices are located at 2294 Nostrand Ave., Brooklyn, NY 11210. The Company signed a lease to occupy premises in Framingham, MA. as of April 1, 2005, and will move its executive offices to this new location. (See Item 6- Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events)

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip(TM) Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation Nasdaq Sc (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003.The Company has since completed its clinical trials and has submitted all modules of the Pre-Market Approval (PMA) to the FDA. Based on the results of the Hema-Strip(TM) HIV Test clinical trials completed in March 2004, the Company has reason to believe the product's performance meets the necessary criteria for FDA approval. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

SDS is committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) PMA marketing approval of our rapid Hema-Strip(TM) HIV diagnostic tests in the United States. Although there is no assurance that we will receive approval, we believe that the Hema-Strip(TM) HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have certain competitive advantages in the market for rapid HIV testing both in the United States and internationally.

The Company's capital requirements have been, and will continue to be significant. Presently, the company has a limited cash balance and is primarily dependent on short-term loans to fund its capital growth needs. The Company will need to raise additional capital to fund its growth and marketing efforts, to capitalize on its IP portfolio, and to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources which may be available to the Company.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,770,289 at December 31, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

During 2003 and prior to July 2004, the Company's stock had traded on the OTC "Pink Sheets". As of July 2004, the Company's common stock resumed trading on the NASD Bulletin Board market with the symbol SVAD.

(See Item 5 - Market for Common Equity and Related Stockholder Matters.)

PRODUCTS

The Company's products fall into two categories, RAPID IMMUNOASSAYS and ORAL FLUID COLLECTION DEVICES. SEE ITEM 1 - MARKETING, SALES, and DISTRIBUTION.

To date, the Company has developed three rapid HIV tests, Sero-Strip(TM) HIV, Hema-Strip(TM) HIV and Saliva-Strip(TM) HIV, and one H.pylori rapid test, Stat-Simple(TM) H.pylori. The Company also markets an oral fluid specimen collector in the U.S., as Saliva-Sampler(R) and in the United Kingdom, as Omni-SAL(R).

RAPID IMMUNOASSAYS.

The Company has developed four rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including three tests for HIV (the Human Immunodeficiency Virus), the virus that causes AIDS, and one test for
H. pylori (Helicobacter pylori), a bacterium linked to peptic ulcers and gastric cancer. The Company's rapid tests are easy to run and quick to read; they require only a few simple steps to perform. The tests produce visual results in fifteen (15) minutes or less and may be used without special equipment, refrigeration storage, or expert training. The Company's data from its clinical trials and independent evaluations demonstrate that its tests are generally equivalent or better in performance to the widely used FDA-licensed tests for HIV and H. pylori.

The Company's rapid tests utilize a patented capillary flow technology for acquiring the sample of blood (2.5 microliters) into the testing device. Next a buffer solution is introduced. The resulting mixture of sample and buffer migrate along the test strip by capillary action, reconstituting a dye conjugate. As part of its internal control system, a single red control line will appear at a designated point on the upper portion of the test-strip if the test has been performed properly and if all reagents are functionally active. When antibodies specific to the target disease are present in the sample, the conjugate binds with those antibodies to a pre-applied antigen to form a second red line (positive) at a designated point on the lower portion of the strip. In the absence of specific antibodies, a second line does not appear. In a few minutes, the results are available at the point-of-care without the need for any expensive instrumentation.

Stat-Simple(TM) H.pylori ("Stat-Simple") is the Company's rapid assay for H.pylori antibody detection. The device is based on the Company's patented whole blood sampling technology and licensed test components. The test uses a small sample of whole blood (2.5 microliters) obtained from a "finger-stick" for analysis. Results are available at the point-of-care, typically, before the patient leaves the doctor's office. The Stat-Simple(TM) technology is identical to that of the Hema-Strip(TM) HIV. Stat-Simple(TM) was cleared for diagnostic use in humans in the U.S. by the FDA. (See "Regulation - Food and Drug Administration" below.) In 2000, the Company decided to discontinue its manufacture of Stat-Simple (H.pylori) test. The Company may reintroduce the product in 2005.

Sero-Strip(TM) HIV ("Sero-Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero-Strip(TM) is packaged as a multiple-use kit designed for professional health care settings where patients typically undergo a venipuncture to obtain sufficient plasma or serum for several laboratory tests often saved for a batch run to maximize operating efficiencies. The Company's serum/plasma based HIV test kit may be stored without refrigeration for up to 12 months from date of manufacture.

Hema-Strip(TM) HIV ("Hema-Strip") is a single use test kit that collects, processes, and analyzes a tiny amount of whole blood (2.5 microliters), plasma, or serum sample to detect HIV antibodies. Sample collection requires only a few seconds, typically from a "finger-stick" using a lancet. The whole blood sampling technology used in Hema-Strip(TM) is identical to that utilized in Sero-Strip; however, an added filter traps red blood cells from the whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to centrifuge a specimen to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 12 months after the date of manufacture. Although there is no assurance that we will receive FDA approval, we believe that the Hema-Strip(TM) HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick, serum and plasma samples, will provide certain competitive advantages for rapid HIV testing.

Saliva-Strip(TM) HIV ("Saliva-Strip") collects, processes and analyzes saliva to detect HIV antibodies. The test was designed for single use, incorporates the Saliva-Sampler(R) or Omni-SAL(R) device, and is based on the Company's proprietary saliva collection technology (See Below). During 1999, the Company discontinued marketing Saliva-Strip(TM). The Company is evaluating the size, growth, and profitability of the market opportunity where the collection of blood may not be practical or feasible, to determine its strategy for this potential market segment, as it relates to the development and re-introduction of a saliva based rapid HIV test.

ORAL FLUID COLLECTION DEVICES.

The Company is currently marketing its oral fluid collection devices with the trade names Omni-SAL(R) and Saliva-Sampler(R), in the U.S., in United Kingdom and in other international markets. The Company markets its saliva medical specimen collector in the United Kingdom as Omni-SAL(R) and Saliva-Sampler(R) in the U.S. (See "--Marketing, Sales and Distribution.") This oral-fluid collection-device product line is patented and currently marketed to several commercial companies for use with certain laboratory assays, for example: the detection of HIV infection, drugs-of-abuse and cigarette smoking. It has also been used in research to collect saliva samples for studies of other infectious diseases.

RESEARCH, PRODUCT AND CLINICAL DEVELOPMENT

The Company has conducted preliminary research that indicates its patented rapid whole-blood test format can be applied to screen for a broad spectrum of pathogens in addition to HIV and H. pylori such as TB, syphilis, HPV, viral hepatitis, dengue, and certain sexually transmitted diseases. We believe that our patented rapid whole-blood test format has significant potential as a point-of-care testing platform for use in physicians' offices, public health outreach programs, hospitals, military, home testing, and other vertical markets.

We are currently in negotiations to obtain patent license rights that would enable us to develop and sell a test for detecting antibodies of an important infectious disease using the Hema-Strip(TM) platform.

The Company expects to introduce at least one new test in this format during 2005. The Company's rapid testing platform is designed to be not merely versatile but inexpensive in time and capital to add new analytes. Licensing fees, clinical testing, product documentation, quality program, and product launch are expected to be the more expensive aspects of building a broad menu of new products.

In 2004 and 2003, research and development activities focused on the clinical trials of the Hema-Strip(TM) HIV rapid test. The Company expended $459,258 and $800,928 in research and development costs, respectively, in fiscal years 2004 and 2003. (See ITEM 7, Managements Discussion, Research and Development)

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company's products are subject to all the risks inherent in the introduction of new diagnostic products. The Company may not have sufficient funds to design and develop new products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake or complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

MARKETING, SALES AND DISTRIBUTION

The Company is currently marketing its oral fluid collection devices, Omni-SAL(R), and Saliva-Sampler(R), both in the U.S. and overseas.

The oral fluid collection devices are sold into workplace-testing, forensic toxicology, criminal justice, and drug rehabilitation markets, primarily through several manufacturers of drugs of abuse products who incorporate our collection device to be utilized with their kits. The forensic toxicology market consists primarily of 250 - 300 laboratories including federal, state and county crime laboratories, medical examiner laboratories, and reference laboratories. The criminal justice market consists of a wide variety of entities in the criminal justice system that require drug screening, such as pre-trial services, parole and probation officials, police forces, drug courts, prisons, drug treatment programs and community/family service programs.

The Company has entered into an exclusive agreement with privately-held Immunalysis Corporation of Pomona, California for the distribution of Saliva-Sampler(R) collection devices for lab based drugs-of-abuse testing in the United States and Canada. Overseas, our patented oral fluid collection device currently is sold to several commercial companies for use with their laboratory assays or machine rapid scanners for the detection of HIV infection, and/or drugs-of-abuse and/or cigarette smoking.

As the Company does not at this time have FDA approval for its HIV tests. the Company has directed its primary marketing and distribution efforts for its HIV-related products to those international markets where we have obtained, or are in the process of obtaining, the necessary regulatory approvals to market the Company's rapid testing product line. (See "Manufacturing and Supply" and "Regulation--Domestic Regulation" below.)

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. To date, the Company has signed an exclusive distribution agreement of our HemaStrip(TM) HIV test product, for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand has extensive contacts throughout these territories and is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

The Company has signed a distribution agreement with Medsource Ozone Biomedicals for distribution of our HemaStrip(TM) HIV and SeroStrip HIV products throughout India. Medsource Ozone Biomedicals was approached by a number of other rapid test makers to distribute their products but chose the Company's products based on performance and convenience. The Company is working with Medsource Ozone Biomedicals to introduce this product line into this very important geographical market.

During 2004, the Company's revenues were primarily generated from sales of its saliva collection devices. For the year ended December 31, 2004, sales to three customers were 88% of the Company's total sales. Sales to these customers were approximately $584,000, $429,000 and $206,000 The Company has placed the smallest of these customers on credit hold. Management doesn't believe the loss of this customer will have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.

MANUFACTURING AND SUPPLY

In July 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include the manufacturing of the Company's HIV test devices under appropriate regulatory compliance statutes. Based on the results of the Hema-Strip(TM) HIV test clinical trials completed in March 2004, the Company has reason to believe the product's performance meets the necessary criteria for U.S. approval.

The Company contracts all its product manufacturing with third parties. Nonetheless, all the proprietary technology, molds, custom built machinery, and documentation is the property of the Company. The Company has invested in the design, process documentation, scale- up, and automated assembly and production machinery to allow it to manufacture its products consistently, efficiently, and economically, to compete on a global scale. This machinery is expected to be utilized in the manufacture of the new products the Company hopes to introduce. There can be no assurance that these contractors will continue to meet the Company's or FDA requirements or will manufacture the Company's products on acceptable terms.

In 2004, the Company entered into agreements with a vendor to have custom assembly machinery built. To date the Company has recorded charges of $603,111 towards this agreement. As of December 31, 2004 the Company expects additional costs of $85,000 to complete this machinery and expects to be invoiced for this amount by March 31, 2005.

As of March 1, 2005 the Company has taken delivery of certain machinery accounted for as Equipment-under-construction. The Company expects all Equipment-under-construction to be placed in service by May 2005.

Manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by American Bio Medica, and by the Company's other assembly contractors and injection molders that they are in compliance with GMP and other FDA regulations. There can be no assurance that these companies will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP, or that the Company will secure agreements with such manufacturers on acceptable terms.

Although the Company has no reason to believe it will encounter difficulties in obtaining components necessary for manufacture of its products, there can be no assurance that the Company will be able to enter into satisfactory agreements or arrangements for the purchase of commercial quantities of such components. The failure to enter into agreements or otherwise arrange for adequate or timely supplies of components, and the possible inability to secure alternative sources of components, could have a material adverse effect on the Company's ability to manufacture and sell its products. In addition, development and regulatory approval of the Company's products in the U.S. are dependent upon the Company's ability to procure certain components and certain packaging materials from FDA-approved sources. Since the FDA approval process requires manufacturers to specify within their PMA submission their proposed suppliers of certain components, if any such component were no longer available from the specified supplier, FDA approval of a new supplier would be required, resulting in potential manufacturing delays.

REGULATION

DOMESTIC REGULATION

FOOD AND DRUG ADMINISTRATION.

In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S.

In October 2003, one of the Company's current contract manufacturer, American Bio Medica, was issued an export certificate allowing for the export sales of the Company's HIV products.

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

A manufacturer of medical devices which can establish that a new device is substantially equivalent to a legally marketed Class I or Class II medical device, or to a Class III medical device for which the FDA has not required a PMA (Pre Market Approval), can seek FDA marketing clearance for the device by filing a 510(k) Premarket Notification ("510(k) Notice"). The 510(k) Notice for diagnostic devices is normally supported by various types of information, required to be submitted along with the 510(k) Notice. This information typically includes performance data indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

Two of the Company's non HIV products, Saliva-Sampler (R) and H. Pylori Stat-Simple(TM), have received FDA clearance through the 510(k) process for domestic distribution for in vitro diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices.

Those diagnostic devices that require human clinical trials, due to the potential clinical risk were they incorrectly used or interpreted, must obtain an Investigational Device Exemption ("IDE") from the FDA prior to the commencement of such human clinical trials. An application for an IDE must be supported by any clinical data (including any results of human testing obtained through "Research Use Only" use of a device for which FDA approval is not required), and the proscribed preclinical data, including animal model testing and a broad spectrum of other data that compile the submission necessary to gain an IDE. Upon approval and award of the IDE, human clinical trials may begin.

In May 2002, the Company received an IDE from the U.S. FDA for its Hema-Strip(TM) HIV rapid Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin filing using a modular pre-market approval (PMA) application approach. Instead of filing following the completion of all the clinical trials, the modular method allowed the Company to begin its filings concurrent with conducting U.S. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver. In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, and regulatory compliance and documentation of the Company's HIV test devices. Based on the results of the Hema-Strip(TM) HIV Test clinical trials completed in March 2004, the Company believes the product's performance meets the criteria necessary for U.S. approval.

We have completed the submission of the PMA modules for review by the FDA approval of our HemaStrip(TM) HIV rapid test product. All clinical sites were audited by the regulatory authorities in the first quarter of 2005, and we expect our manufacturing facility (ABMC) to be audited in the second quarter of 2005, consistent with normal practices by the FDA.

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2004 range from $3,480 for 510(k) premarket notifications to $206,811 for PMA's, although fee reductions are available for companies qualifying as small businesses. We currently qualify as a small business.

OVERSEAS REGULATION AND DISTRIBUTION.

The Company plans, over time, to sell its products on a global basis and to file the necessary documentation, conduct clinical trials and build a comprehensive network of geographical territories where the rapid HIV product meets all appropriate criteria.. Regulatory approval specifications for medical devices vary from country to country. Some countries may not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. Also, registrations in certain countries are often issued in the name of distributors. As the Company is in the process of changing distributors it will need to obtain new registrations in many of the markets it had previously been permitted to sell. The Company, in conjunction with its European distribution partner, is evaluating strategies to gain regulatory approval and a CE Mark in Europe. The Company is undergoing similar activities in India, Russia and elsewhere. SEE "--MARKETING, SALES AND DISTRIBUTION."

The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same risks as obtaining FDA approval. There can be no assurance that any of the Company's products not yet approved will receive regulatory approval in any country, or that the Company will have the resources to seek regulatory approval for any of its products in any country.

COMPETITION

ORAL FLUID COLLECTION DEVICES; There are two levels of competition for sample collection devices for drug of abuse testing: In the first level, the Company's saliva collection device competes with other saliva collection products; the second level recognizes that the majority of the market for drugs of abuse testing and other tests, utilizes urine collection products. The market for replacing urine with saliva collection devices is emerging. The shift towards saliva is due to its convenience, ability to directly trace the authenticity of the specimen, less "invasiveness", increased speed to obtain quality sample, and overall cost-effectiveness. The oral fluid collection and diagnostic testing market is highly competitive and is expected to increase. The primary direct competitor to our saliva collection device is Orasure Technologies, Inc., which sells FDA-approved oral fluid-based laboratory tests for drugs of abuse and HIV testing.

RAPID IMMUNOASSAY: Orasure Technologies, Inc. is also a major competitor to our rapid HIV tests. Orasure Technologies, Inc. has an FDA approved blood-based and oral fluid-based rapid HIV test. Several companies market or have announced plans to market blood-based or oral fluid-based HIV rapid tests in the United States and abroad. MedMira and Trinity Biotech have also received FDA approval to sell rapid HIV blood tests in the United States. We believe other companies may seek FDA approval to sell competing rapid HIV tests in the future.

Our competitors also include in vitro diagnostic and rapid diagnostic companies, specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources. Outside of the United States, where regulatory requirements for HIV screening tests are sometimes less demanding, a much wider range of competitors may be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1 and HIV-2 tests, rapid tests and other non-EIA format tests. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

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

We expect competition to intensify as technological advances are made and become more widely known, and as new products reach the market. Furthermore, new testing methodologies could be developed in the future that would render our products impractical, uneconomical or obsolete. In addition, there can be no assurance that our competitors will not succeed in obtaining regulatory approval for these products, or introduce or commercialize them before we do so. These developments could have a material adverse effect on our business, financial condition and results of operations.

In the dynamic biotechnology and medical device industry, technological change and obsolescence is rapid and frequent. There can be no assurance that the Company will be able to compete successfully with its competitors, keep pace with technological changes or avoid product obsolescence.

INTELLECTUAL PROPERTY

We seek patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to provide competitive advantages for our products in our markets and to accelerate new product introductions. We regularly search for third-party patents in fields related to our business to shape our own patent and product commercialization strategies as effectively as possible and to identify licensing opportunities. United States patents generally have a maximum term of 20 years from the date an application is filed.

To date, eleven patents covering the Company's specimen collection devices have been awarded, five in the U.S. and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protection in the U.S. and other countries for certain aspects of its collection devices and rapid test technology.

The Company has been issued a patent by the U.S. Patent and Trademark Office for its whole blood sampling technology. No assurance can be given that the Company will file any patent applications in the U.S. or abroad, that patents will be issued to the Company pursuant to its patent applications, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection. The Company recognizes the need to invest in broadening, defending and strengthening its intellectual property base as well as adding to it. Management is committed to this and to obtain sufficient capital to accomplish this on-going responsibility.

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by many patents. The Company had purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments were due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license included those related to HIV, H.pylori, Tuberculosis and Hepatitis A. Management believes that after review of its technology outside counsel, and considering court decisions, the Company's manufacturing process is not infringing on Unilever patents and no liability for 2004 and 2003 has been accrued.

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

The Company believes that patent and trade secret protection are important to its business. However, the issuance of a patent and the existence of trade secret protection do not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company's patent rights. Issuance of a patent in one country generally does not prevent the manufacture or sale of the patented products in other countries. The issuance of a patent to the Company is not conclusive as to the validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged after its issuance, and if the outcome of such challenge is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Additionally, trade secret protection does not prevent independent discovery and exploitation of a secret product or technique by other parties.

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

The Company is aware of certain patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

During 2003, the Company's counsel notified Chembio Diagnostic Systems of its intent to file a patent infringement lawsuit. In March 2004 an action was commenced by Chembio in Federal Court whereby Chembio is attempting to invalidate the Company's patent for its unique rapid test format. The Company hired an independent patent validity search firm and no objections to its patent were found. The Company intends to vigorously defend its intellectual property and is proceeding with a countersuit against Chembio for monetary damages.

EMPLOYEES

As of March 1, 2005, the Company has an executive team of approximately five full time equivalents including two employees and three consultants who are essentially working full time for the company--this excludes our legal team, accountants, or manufacturing personnel at ABMC and other contract manufacturers.

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

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. For example, we are seeking FDA approval for the use of the Hema-Strip(TM) test for detecting antibodies to HIV-1 in whole blood, serum, and plasma samples. Approval of these claims requires the submission of clinical data and could require significant time to obtain. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also impact our sales. Our exclusive distributor of the Saliva Sampler(TM) oral fluid collection device for the substance abuse market, is presently seeking FDA approval for an oral fluid drug test using the Company's collection device. They may be required to undergo additional trials or procedures which may make it impractical or impossible to market our products for certain uses, in certain markets, or at all. For example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), which is part of the U.S. Department of Health and Human Services, is expected to issue regulations for the use of oral fluid drug testing for federal workers. Although we believe the SAMHSA regulations, when issued in final form, will permit us to market and sell our collector as part of the oral fluid drug test for use with federal workers, there is no guarantee that those regulations will do so, and our ability to sell those products in that market could be limited. In addition, the extent to which the final SAMHSA regulations permit the sale of our oral fluid drug tests for use with federal workers, may influence whether customers in the workplace, criminal justice or other unregulated markets use our products.

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

Although we believe that we have adequate processes in place to ensure compliance with these requirements, the FDA could force us to stop manufacturing our products if it concludes that we are out of compliance with applicable regulations. The FDA could also require us to recall products if we fail to comply with applicable regulations. See the Section entitled, "Government Regulations," for a further discussion of applicable regulatory requirements.

RISKS RELATING TO OUR FINANCIAL RESULTS, STRUCTURE AND NEED FOR FINANCING

LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL

Although the Company has made significant progress toward controlling expenses, the Company has historically depended on capital raised through private funding and the sale of equity to fund its operations. The Company's future liquidity and capital requirements will depend on numerous factors, including tooling costs, the success of product development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which existing and new products gain market acceptance, and competing technological and market developments. . In addition, the Company may license new technology or products to augment its product line; such licenses can cost millions of dollars. If additional financing is needed, the Company may seek to raise funds through the sale of equity.

We have not achieved full-year profitability. We incurred net losses of approximately two hundred and eighty thousand dollars ($280K) and $3.7 million in 2004 and 2003, respectively. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,770,289 at 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels and concomitant margins, sufficient to support its operations.

In order to achieve sustainable profitability, our revenues will have to continue to grow at a significant rate. Our ability to achieve revenue growth, and profitability, is dependent upon a number of factors including, without limitation, the following:

      o Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device.

      o Receiving FDA approval for the marketing of the Hema-Strip(TM) HIV test.

      o Building a strong domestic sales base-business in the national, state and local public health laboratories, and o complementing this business with a strategic partnership with a distribution organization to penetrate other professional and consumer vertical markets.

      o Building a global distribution network capable of obtaining local regulatory approvals for our products and having sufficient reach and competency to penetrate the public health, hospital, and consumer markets o for our products and generate rapid sales growth.

      o Establishing a New Product Process that efficiently develops, tests, and obtains appropriate regulatory approval in a predictable manner consistent with the Company's growth objectives and necessary to maintain and motivate a world class network of independent distributors.

            Building and maintaining a Quality System that meets or exceeds the requirements of the various regulatory agencies o around the globe.

            Management of our contract manufacturing relationships to ensure the quality, timeliness and costs of each of our product lines.

We have not yet fully achieved our financial and business objectives and there can be no assurance that we will be able to do so. Moreover, even if we achieve our objectives and become profitable, there can be no assurance that we will be able to sustain such profitability in the future.

WE MAY REQUIRE FUTURE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS

The Company believes that its current cash position will not be sufficient to fund the Company's operations through 2005. The Company will need to raise additional capital to fund its aggressive growth and marketing efforts, and to capitalize on its IP portfolio to design and develop new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company.

The Company's independent registered public accounting firm have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

Although we have made significant progress in the past toward controlling expenses and increasing product revenue, we have historically depended, to a substantial degree, on capital raised through the sale of equity and borrowings to fund our operations.

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

      o General market and/or healthcare/medical device or diagnostic product sub-segments and economic conditions; and

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

OUR PLANNED REGISTRATION OF A SIGNIFICANT AMOUNT OF OUR OUTSTANDING RESTRICTED STOCK MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR STOCK.

At March 1, 2005, investors in our common stock hold approximately 29 million shares of restricted stock, or 97% of the outstanding common stock. Of this amount, approximately 11 million shares are held beneficially by one shareholder. We plan to file a registration statement including all of these shares during the second quarter of 2005. These shares would be freely tradable upon the effectiveness of the planned registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of a registration statement, such sales could contribute to significant downward pressure on the price of our stock.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

COMPETING PRODUCTS

The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing. The Company's principal competitors have considerably greater financial, technical, and marketing resources. As new products enter the market, the Company's products may become obsolete or a competitor's products may be more effective or more effectively marketed than the Company's. We also face competition from products which may be sold at a lower price. If the Company fails to maintain and enhance its competitive position, its customers may decide to use products developed by competitors, which could result in a loss of revenues.

Governments in developing nations are key potential customers for our HIV rapid tests. Access to, and success in penetrating these high volume markets can be difficult, expensive and politically volatile and, as such, we are dependent upon our distribution networks to accomplish this effort in a commercially acceptable manner. Our competition has greater resources, more experience and expertise in these markets.

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

ABILITY TO DEVELOP NEW PRODUCTS

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products. At times, the ability to commercialize an important product will require a license and the cost of obtaining such a license can range from a few thousand dollars to millions of dollars. We are currently in negotiations to obtain patent license rights that would enable us to develop and sell a test for detecting antibodies of an infectious disease using the Hema-Strip(TM) platform.

Even after obtaining a license there can be no assurance that the Company will be able to obtain the necessary regulatory approvals to commercialize the product which can result in the complete loss of any licensing payments made.

The research and development process generally takes a significant amount of time from inception to commercial product launch. This process is conducted in various stages. During each stage there is a substantial risk that we will not achieve our goals on a timely basis, or at all, and we may have to abandon a product or project in which we have invested substantial amounts of time and money.

During 2004 and 2003, we incurred $459,258 and $800,928, respectively, in research and development expenses. We expect to continue to incur significant costs from our research and development activities.

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

THE LOSS OF EXECUTIVE OFFICER, KEY CONSULTANTS, OR THE TECHNICAL STAFF OF OUR CONTRACT MANUFACTURERS, OUR BUSINESS COULD BE HARMED

We rely extensively on consultants and the technical staff of our contract manufacturers for regulatory compliance, sales and marketing advice, and product manufacturing and performance. Our success will also depend to a large extent on the contributions of our executive officers. It is possible that we and our contract manufacturers will not be able to retain qualified employees or consultants in the future due to the intense competition for qualified personnel among medical products businesses. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively manufacture, sell and market our products, to meet the demands of our strategic partners in a timely fashion, or to support internal research and development programs.

PRODUCT LIABILITY EXPOSURE

The Company may be held liable if any of its products, or any product which is made with the use or incorporation of any of the technologies belonging to the Company, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although the Company has no product liability insurance, the Company's contract manufacturer has product liability insurance and we are named as a loss beneficiary. This insurance may not fully cover potential liabilities. If the Company is sued for any injury caused by its products, its liability could exceed its total assets. However the bulk of the revenues from our saliva collection products is from sales to manufacturers who use our product as a component of their test; furthermore, they substantially alter the product by opening it up and adding their own buffer to it before sealing, repackaging, re-labeling and incorporating into their product kit.

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

      o An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing o stockholders' percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

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

ABILITY OF THE COMPANY TO DEVELOP PRODUCT DISTRIBUTION CHANNELS

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. The Company will be seeking a marketing partner for U.S. distribution of its Hema-Strip(TM) HIV test, should the test be granted FDA approval.

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

The Company may incur substantial costs in asserting or protecting its intellectual property rights, or in defending suits against it related to intellectual property rights. SEE "ITEM 3 - LEGAL PROCEEDINGS." Disputes regarding intellectual property rights could substantially delay product development or commercialization activities. Disputes regarding intellectual property rights might include state or federal court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the United States Patent and Trademark Office. Opposition or revocation proceedings could be instituted in a foreign patent office. An adverse decision in any proceeding regarding intellectual property rights could result in the loss of the Company's rights to a patent, an invention, or trademark.

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

Another factor that may affect the specific countries in which we will be able to sell our rapid tests and therefore the overall sales potential, concerns whether we can arrange a sublicense or distribution agreement related to any patents which claim lateral flow assay methods and devices covering the rapid antibody tests or their use. Our rapid tests are lateral flow assay devices that tests for specific antibodies or other substances. The term "lateral flow" generally refers to a test strip through which a sample flows and which provides a test result on a portion of the strip downstream from where the sample is applied. There are numerous patents in the United States and other countries, which claim lateral flow assay methods and devices. Some of these patents may broadly cover the technology used in our rapid tests and are in force in the United States and other countries. We have sought independent counsel and expertise to determine whether our products infringe these patents. Although we believe we are not infringing on any of these lateral flow patents in the United States, we may not be able to make or sell the rapid tests in the countries where these patents are in force.

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

      o Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and o difficulties in managing international distributors or representatives may affect our revenues even when product sales occur;

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

The previous discussion of our business should be read in conjunction with the Financial Statements and accompanying notes included in Item 7 of this Annual Report on Form 10-KSB.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 2294 Nostrand Ave. Brooklyn, New York. The premises presently are rented on a month-to-month basis. Rent expense for the years ended December 31, 2004 and 2003 aggregated $12,344 and $12,410, respectively. The Company signed a lease to occupy premises as of April 1, 2005 in Framingham, MA, and will move its executive offices to this new location. (See Item 6- Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events)

ITEM 3. LEGAL PROCEEDINGS

LEALOS LITIGATION

In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In January 2005, subsequent to the balance sheet date, the Company and Lealos settled this matter and both sides signed a mutual release agreement.

CHEMBIO LITIGATION

In March 2004, Chembio Diagnostics, Inc. commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company has filed counterclaims for patent infringement seeking an injunction and damages. Discovery has commenced and the parties are in the midst of filing briefs with the Court that seek different interpretations of the patent. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

OTHER LEGAL MATTERS

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip(TM). The petition alleged that the Company's trademark HemaStrip(TM), would likely be confused with Bayer's trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company's trademark and the Company is currently in discussions with Bayer to settle this matter. Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the years ended December 31, 2004 and 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 2002, the Company's common stock began trading on the NASD "Bulletin Board" market with a new symbol "SVAD". Prior to such date, the Company's stock symbol was "SALV".

During 2003 through June 2004 the Company's common stock had traded on the OTC "Pink Sheets". In June 2004, the Company's common stock resumed trading on the NASD Bulletin Board market

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for each quarter in 2004 and 2003. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                        HIGH       LOW
                                        ----       ---
       2005
       (through March 1, 2005)         $6.50      $2.00
       2004
       First Quarter                   $1.20      $0.10
       Second Quarter                   2.05       1.01
       Third Quarter                    2.25       1.50
       Fourth Quarter                   2.10       2.00

                                        HIGH       LOW
                                        ----       ---
       2003
       First Quarter                   $0.20      $0.06
       Second Quarter                   1.01       0.10
       Third Quarter                    0.25       0.11
       Fourth Quarter                   0.90       0.10

On March 1, 2005 the last reported sale price of the Common Stock on the NASD "Bulletin Board" market was $3.10 per share.

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The NASDAQ SmallCap Market for failure to meet the new NASDAQ continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements. There were approximately 558 shareholders of record and approximately 3,000 beneficial owners of the Company's common stock at March 01, 2005. There were no cash dividends declared or paid in fiscal years 2004 or 2003. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2004 and 2003 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount borrowed as of December 31, 2003 was $227,837. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company had evaluated that the convertible debt had a beneficial conversion feature as the exercise price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $221,853 for the years ended December 31, 2003; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since the debt was immediately convertible. As of December 31, 2004, this loan has been paid off.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2004, the loan balance to this shareholder on this loan aggregated $43,450.

As of December 31, 2004, this shareholder loaned the Company $192,778. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Per a promissory note dated February 2003, Jules Nordlicht agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval . In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2004, the loan balance to the second shareholder aggregated $2,069,839. The Company has agreed to allow the lender (J. Nordlicht) to file a Uniform Commercial Code
(UCC) Lien on the Company's equipment and patents as security for this loan.

Resonance Limited, a shareholder, is owed $7,170 as of December 31, 2004. The loan bears no interest and is due on demand.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized for issuance issue in October 2003.

In February 2003, Helenka Bodner, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock with a restrictive legend as additional compensation for financing the Company's equipment purchases and FDA clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued to Leo Ehrlich, then President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock with a restrictive legend, under a contractual agreement with three individuals, who are experienced in both the diagnostic industry and FDA approval process, to participate and act as the Company's Business Advisory Board. These individuals paid $.001 per share which represents par value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003.

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

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services and valued at $9,000.

In March 2004, the Company's Board of Directors authorized the issuance of warrants to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

Dividends

The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

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

Information we provide in this Form 10-KSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

      o     fluctuations in our operating results;
      o announcements of technological innovations or new products which we or our competitors make;
      o     FDA and international regulatory actions;
      o     developments with respect to patents or proprietary rights;
      o changes in stock market analysts' recommendations regarding Saliva Diagnostic Systems,
      o other medical products companies or the medical product industry generally;
      o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
      o     changes in health care policy in the United States or abroad;
      o our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;
      o     fluctuations in market demand for and supply of our products;
      o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
      o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payers; and
      o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 01, 2005, and Saliva Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 01, 2005 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 13 of this Form 10-KSB.

OVERVIEW AND OUTLOOK

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2004 and 2003, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control
(CDC), an agency of the United States government.

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

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, and regulatory compliance of the Company's HIV test devices. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company believes the product's performance meets the necessary criteria for U.S. approval. The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials for our HIV-HemaStrip(TM) product. The Company expects the FDA will audit ABMC as a final step in determining the acceptability of our product. This is scheduled to happen by mid April 2005. Typically several months pass, following a successful inspection and submission of a completed PMA, to receive notification. The Company intends to be selling its HIV product in the second half of 2005 in the US. The Company further expects to apply and receive the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries including but not limited to: Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries. The Company expects to be able to sell product into most, if not all of these markets in the second half of 2005. Finally, if and when the Company receives a PMA from the FDA for its HIV product, the Company will file for a waiver of CLIA, which if received, will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics).

The IDE, Clinical Trials, and application modules are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

A Certificate of Exportability was issued by the FDA in October 2003 allowing the resumption of the Company's HIV diagnostics export sales.

In November 2002, the U.S. Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's HemaStrip(TM) HIV test. Subsequent to receiving FDA approval, Orasure received a CLIA waiver for their product.

During 2003, the U.S. Food and Drug Administration approved for sale in the United States of the Med Mira HIV test and the Uni-Gold Recombigen HIV test, competing products to the Company's HemaStrip(TM) HIV test.

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. Recently, the need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New England Journal of Medicine's Editorial pages. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

We are committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) marketing approval of our rapid Hema-Strip(TM) HIV diagnostic tests in the United States. We have already completed the required clinical trials and the submission of application modules for FDA approval. Although there is no assurance that we will receive approval, we believe that the Hema-Strip HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick, serum and plasma samples, will have a significant competitive advantage in the market for rapid HIV testing in the United States and internationally.

We believe that an immediate international focus for Hema-Strip(TM) HIV test should be on the African continent where international donors have pledged funding to fight the AIDS epidemic. We have sold HemaStrip(TM) HIV tests to international donors including projects funded by the U.S. Centers for Disease Control (CDC), USAID, UKAID, Population Services Intl., and others. The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. To date, the Company has signed an exclusive distribution agreement of our HemaStrip(TM) test product, for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand has extensive contacts throughout these territories and is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

The Company has signed a distribution agreement with Medsource Ozone Biomedicals for distribution of our HemaStrip(TM) and SeroStrip products throughout India. Medsource Ozone Biomedicals was approached by a number of other rapid test makers to distribute their products but chose the Company's products based on performance and convenience. The Company is working with Medsource Ozone Biomedicals to introduce this product line into this very important geographical market.

Concerning long term growth of the Hema-Strip(TM) HIV test, we believe that sales of HIV rapid tests will eventually be approved in certain markets for over-the-counter (OTC) sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe SDS' test's performance, design, and ease of use could have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared, will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product. We believe the continuing growth of revenues from our Saliva Sampler(R) oral fluid collectors will result from a distribution agreement with Immunalysis, Inc., whereby they have been granted exclusive rights to the Saliva Sampler(R) for sale in the U.S. and Canada solely for the laboratory testing market to detect a drug of abuse. They have incorporated our Saliva Sampler(R) collector in their application for FDA marketing approval of their assay kit for oral fluid substance abuse testing.

We continue to distribute our Hema-Strip(TM) HIV test and Saliva Sampler(R) oral fluid collection product through our current distribution networks and we will also seek new distribution relationships for our current and future test products.

We have not sold our FDA approved Stat Simple(TM) H. Pylori test since 2000. We may reintroduce the product in 2005 and consider its sale to be an important part of our future business.

The Company expects to introduce at least one new test in a similar format as our Hema-Strip(TM) HIV test during 2005. We are currently in negotiations to obtain patent license rights that would enable us to develop and sell a test for detecting antibodies of an infectious disease using the Hema-Strip(TM) platform. The terms proposed by the patent holder include substantial upfront and milestone payments even before FDA approval of the new test. Management is evaluating the business potential and risk as there can be no assurance that the Company will be able to obtain the necessary regulatory approvals to commercialize the product which can result in the complete loss of all licensing payments made. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,770,289 at December 31, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will not be sufficient to maintain the Company's operations through 2005. However, the Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date $1.1 million dollars and expects to close this round shortly. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. (See Item 6-Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events) There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

REVENUES. The Company's revenues consist of product sales and royalties. Revenues increased 88% to $1,398,650 in 2004 yielding a gross margin of $897,650 or 64%, from $745,747 in 2003 which yielded a gross margin of 59%. The 2004 increase in revenues is primarily due to increased market demand of our saliva collection devices for Drugs of Abuse testing.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. The Company is presently working on updating its saliva collection devices to meet the needs of laboratories high throughput machines and expects to announce product changes during the second quarter 2005. As a result of the Company's changing its contract manufacturer, the Company had minimal sales of its rapid tests in 2003 and 2004. For the year ended December 31, 2004, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $584,000, $429,000 and $206,000. The Company has placed the smallest of these customers on credit hold. Management doesn't believe the loss of this customer will have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products

COST OF PRODUCTS SOLD. Costs of products sold increased to $ 501,000 (36% of product sales) in 2004 from $ 301,633 (41% of product sales) in 2003. The increase in product cost was attributable to increased sales activity, however the greater sales allowed the Company to achieve improved margins on its costs.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $ 459,258 in 2004 from $800,928 in 2003. The decrease is due to fewer expenses incurred in 2004 for:

      o     the Hema-Strip(TM) HIV test clinical trials
      o     the preparation of documents for FDA submissions
      o the completion of our technology transfer to our contract manufacturer which occurred in 2003.

R&D costs for Hema-Strip(TM) HIV are expected to continue in 2005 until such time that we receive FDA approval to market the test in the U.S. Hema-Strip(TM) HIV R&D costs in 2005 are estimated at $200,000. The Company expects total R&D costs to increase in 2005 should it begin clinical trials for a new product, a project presently being considered by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 82% to $521,628 in 2004 from $2,967,799 in 2003. In 2003, the Company had recorded approximately $2.6 million non-cash expenses associated with the issuance of shares and/or warrants to its Advisory Board, consultants and professional expenses. The Company did not incur similar expenses in 2004.

LOSS FROM OPERATIONS. The loss from operations for 2004 of $83,236 reflects a 97% decrease over the $3,324,613 loss reported for 2003. Greater sales and improved gross margins in 2004 contributed to the Company's improved performance. Also, the primary component of the in loss in 2003 was the approximately $2.6 million non-cash expense recorded in connection with the issuance of stock and warrants to consultants and advisors for marketing and advisory projects. The Company did not incur similar expenses in 2004.

INTEREST EXPENSE. Net interest expense for 2004 decreased to $322,571 from $423,674 in 2003. This decrease is primarily due to a reduction of non-cash expenses recorded in connection with the issuance of stock and warrants as compensation for financing services.

OTHER INCOME. Other income for 2004 increased to $125,325, from $12,811 in 2003. In January 2005, the Company settled its litigation with Lealos - SEE "ITEM 3 - LEGAL PROCEEDINGS." The Company had previously set aside a reserve for this litigation which was $125,325 greater then the final settlement. On December 31, 2004 the Company recognized this amount as income on the settlement of the litigation.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $44 million, which is available to offset future taxable income, if any, expiring in various years through the year 2024. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. (See Note 13 of Notes to Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

                                    December 31, 2004        December 31, 2003
                                    -----------------        -----------------
Cash and cash equivalents              $ 148,630                 $  24,182
Working capital deficit                 (506,511)                 (550,928)

Net cash provided by operating activities in 2004 was $77,126. Net cash used in 2003 was $730,355. In 2004, the increase in cash provided by operations was primarily due to the reduction of the net loss (2004 of $280,482 and in 2003 of $3,735,476) and the reductions of the following expenses when comparing to 2003:

      o Research and development costs associated with the Hema-Strip HIV clinical trials for US Food and Drug Administration (FDA) approval
      o     Legal and accounting costs
      o Expenses recorded for beneficial conversion features of convertible debt, and
      o     Stock issuance costs
      o     Reduction in write-offs of accounts receivable

Accrued expenses totaled $356,081 at December 31, 2004 compared to $414,051 at December 31, 2003. The decrease is primarily attributable to settlement of a lawsuit.

Cash used in investing activities in 2004 was $498,325 as compared to $150,465 in 2003. The increase represents continuing acquisitions of property and equipment, and patents and trademarks. In 2004, we purchased fixed assets aggregating approximately $483,000. This equipment (to be put in production in 2005) will allow us to increase production of our HIV tests as well any future products built around our Hema-Strip(TM) test platform. In 2005, the Company expects to be billed $85,000 towards completion of this machinery.

Cash provided by financing activities in 2004 was $545,647 and in 2003 was $903,102. These are primarily additional net borrowings from two shareholders.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our products, and effective management of accounts receivable. We expect to devote capital resources to improve our sales and marketing efforts, continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash as well as funds provided from a debenture offering in 2005. (See
Note 18 of Notes to Financial Statements)

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

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount borrowed as of December 31, 2003 was $227,837. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company had evaluated that the convertible debt had a beneficial conversion feature as the exercise price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $221,853 for the years ended December 31, 2003; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since the debt was immediately convertible. As of December 31, 2004, this loan has been paid off.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2005. As of December 31, 2004, the loan balance to this shareholder on this loan aggregated $43,450.

As of December 31, 2004, this shareholder loaned the Company $192,778. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval . In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2004, the loan balance to the second shareholder aggregated $2,069,839. The Company has agreed to allow the lender (J. Nordlicht) to file a Uniform Commercial Code
(UCC) Lien on the Company's equipment and patents as security for this loan.

Resonance Limited, a shareholder, is owed $7,170 as of December 31, 2004. The loan bears no interest and is due on demand.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized for issuance in October 2003.

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

In March 2004, the Company's Board of Directors authorized the issuance of warrants to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of December 31, 2004.

          Payments Due by Period               Future Payments
          ----------------------               ---------------
          <1 year                              $      348,161
          1-3 years                                 2,147,302
          4-5 years                                    10,125
          >5 years                                         --
                                               --------------
                                               $    2,505,588

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built. In 2005, the Company expects to be billed $85,000 towards this machinery. (See Note 5 of Notes to Financial Statements)

In March 2005, the Company signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. This location will be our primary corporate office. The lease has a three-year initial term ending March 31, 2008 and a base rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $55,494 at December 31, 2004 and $5,000 at December 31, 2003. At December 31, 2004, $181,616 or 60% of
our accounts receivable were due from our two largest customers. Any significant changes in the liquidity or financial position of this customer, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

LONG-LIVED AND INTANGIBLE ASSETS. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $738,000 or 52% of our total assets at December 31, 2004. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through December 31, 2004. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our balance sheet and future operating results.

DEFERRED TAX ASSETS. We have a history of loss, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $44 million as of December 31, 2004. The deferred tax asset associated with these NOLs and other temporary differences is approximately $17 million at December 31, 2004. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. . The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

Subsequent Events

As of March 25, 2005 the Company entered into an employment agreement with Mr. Steven Peltzman as the Company's Chief Executive Officer. Mr. Peltzman has more than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology based biopharmaceutical, drug-delivery, and device companies.

During 2004 the Company entered into an investment banking agreement with Burnham Hill Partners which terminated by its term. As compensation for recruiting Mr. Peltzman the Company paid Burnham Hill Partners a fee and 200,000 warrants exercisable to purchase 200,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share. The warrants have been exercised on March 16, 2005 and the transfer agent has been advised to deliver the shares to the warrant holders.

On January 19, 2005 the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of March 1, 2005 the Company had not closed the entire funding but has sold an aggregate of $1,100,000 in convertible debentures.

In March 2005, the Company signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. This location will be our primary corporate office. The lease has a three-year initial term ending March 31, 2008 and a base rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with the report thereon of Lazar Levine & Felix, LLP are included in this report as follows:

    F - 1 Report of Independent Registered Public Accounting Firm- December 31, 2004 and 2003

    F - 2   Balance Sheets as of December 31, 2004 and 2003

    F - 3 Statements of Operations - For the Years Ended December 31, 2004 and 2003

    F - 4 Statements of Shareholders' Deficit - For the Years Ended December 31, 2004 and 2003

    F - 5 Statements of Cash Flows - For the Years Ended December 31, 2004 and 2003

    F - 6   Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company=s accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                            DIRECTORS OF THE COMPANY
--------------------------------------------------------------------------------
    NAME OF DIRECTOR          AGE       POSITION WITH THE COMPANY
--------------------------   ----       ----------------------------------------
Steven Peltzman               58        Chief Executive Officer
Leo Ehrlich                   47        President, Secretary, and Director
Joseph Levi                   46        Director

The following are brief summaries of the business experience of the directors of the Company during 2004, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

Mr. Steven Peltzman has been a consultant to the Company from October 2004. As of March 25, 2005, the Company and Mr. Peltzman have signed an employment agreement whereby Mr. Peltzman has become the Company's Chief Executive Officer. Mr. Peltzman brings than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology based biopharmaceutical, drug-delivery, and device companies. Mr. Peltzman is a Director of Protein Polymer Technologies, Inc. (PPTI) a San Diego based biotechnology company engaged in genetically engineered proteins targeting biomedical and special materials applications. Mr. Peltzman is a graduate of the University of Rochester and of the Advanced Management Program at Harvard University's Graduate School of Business Administration.

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

                        EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
          NAME                 AGE        CURRENT POSITION(S) WITH COMPANY
---------------------------    ---        --------------------------------------
Steven Peltzman                 58        Chief Executive Officer
Leo Ehrlich                     47        President,  Secretary

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2004, its officers, directors and holders of more than 10% of the Common Stock complied with all
Section 16(a) filing requirements. The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 2004 to March 01, 2005.

No Form 3, 4, or 5 has been filed by any Reporting Person during the relevant period.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2004 and 2003 concerning compensation awarded to, earned by or paid the Company's Chief Executive Officer.

                                               SUMMARY COMPENSATION TABLE
                                                     ANNUAL COMPENSATION (1)                       LONG TERM COMPENSATION
                                             Fiscal                        Other Annual       Awards Securities
                Compensation                  Year          Salary         Compensation      Underlying Options (#)    All Other
-----------------------------------------     ----          ------         ------------      ----------------------    ---------
Leo Ehrlich                                   2004         $86,250
   President, and Chief Financial Officer     2003         $75,000

      Amounts shown include compensation earned in each respective fiscal year.

      No bonuses were paid in any of the fiscal years reported.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of December 31, 2004 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.

In March 2004, the Company's Board of Directors authorized the issuance of warrants to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

In February 2003, Helenka Bodner, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock with a restrictive legend as additional compensation for financing the Company's equipment purchases and FDA clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued to Leo Ehrlich, then President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock with a restrictive legend, under a contractual agreement with three individuals, who are experienced in both the diagnostic industry and FDA approval process, to participate and act as the Company's Business Advisory Board. These individuals paid $.001 per share which represents par value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003.

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

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized for issuance in October 2003.

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services and valued at $9,000.

                                                                                     March 01, 2005
                                                                 -----------------------------------------------------
                    Name and Address                                   Shares                     Percent of Shares
                   Of Beneficial Owner                           beneficially Owned             Beneficially Owned (4)
                   -------------------                           ------------------             ----------------------
            Resonance Limited
            c/o Peregrine Corporate Services
            Burleigh Manor, Peel Road
            Douglas Isle, Isle of Man                                  5,353,672                          17.5%

            Helenka Bodner
            1337 E. 9th St.
            Brooklyn, NY 11230                                         11,295,735                          37.0%

            Leo Ehrlich (1)
            c/o Saliva Diagnostic Systems, Inc.
            2294 Nostrand Ave.
            Brooklyn, NY 11210                                          3,667,442                          12.0%

            Joe Levi (1)
            c/o Saliva Diagnostic Systems, Inc.
            2294 Nostrand Ave.
            Brooklyn, NY 11210                                                  0                           *

            Jules Nordlicht (2)
            225 West Beech St.
            Long Beach, NY 11561                                        2,500,000                           7.9%

            Chaim Ravad (3)
            Agasi 56
            Jerusalem, Israel                                           3,250,000                           9.6%

            All Executive Officers,  Directors and Director
            nominees as a group                                         3,667,442                          12.0%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount borrowed as of December 31, 2003 was $227,837. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company had evaluated that the convertible debt had a beneficial conversion feature as the exercise price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $221,853 for the years ended December 31, 2003; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debts was recognized at the commitment date since the debt was immediately convertible. As of December 31, 2004, this loan has been paid off.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2004, the loan balance to this shareholder on this loan aggregated $43,450.

As of December 31, 2004, this shareholder loaned the Company $192,778. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval . In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2004, the loan balance to the second shareholder aggregated $2,069,839. The Company has agreed to allow the lender (J. Nordlicht) to file a Uniform Commercial Code
(UCC) Lien on the Company's equipment and patents as security for this loan.

Resonance Limited, a shareholder, is owed $7,170 as of December 31, 2004. The loan bears no interest and is due on demand.

In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized for issuance in October 2003.

In February 2003, Helenka Bodner, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock with a restrictive legend as additional compensation for financing the Company's equipment purchases and FDA clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

In February 2003, the Company issued to Leo Ehrlich, then President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock with a restrictive legend, under a contractual agreement with three individuals, who are experienced in both the diagnostic industry and FDA approval process, to participate and act as the Company's Business Advisory Board. These individuals paid $.001 per share which represents par value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003.

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

In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services and valued at $9,000.

In March 2004, the Company's Board of Directors authorized the issuance of warrants to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

                                     PART IV

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

 3.6 Certification of Amendment dated March 18, 2002 incorporated by reference to Company's Form 14C filing on February 2, 2002

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

Exhibit
No.         Description
-------     -----------
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

 10.13 Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

 10.14 Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

 10.15* Employment Agreement dated March 25, 2005 between the Company and Steve Peltzman.

 10.16* Distribution Agreement between Memorand Management (1998) Ltd. and the Company, dated July 8, 2004

Exhibit
No.         Description
-------     -----------

 10.17* Distribution Agreement between Ozonebio and the Company, dated August 15, 2004

 11.5       Earnings Per Share

 21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Form S-1

 24         Powers of Attorney (included on the signature pages to this Annual
            Report)

 31* Certification required under Section 302 of the Sarbanes Oxley Act of 2002

 32* Certification required under Section 906 of the Sarbanes Oxley Act of 2002

 *          Filed herewith.

 #          Denotes officer/director compensation plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Company's independent accountants during the fiscal years ending December 31, 2004 were Lazar Levine & Felix LLP.

Audit Fees. During the fiscal years ended December 31, 2004 and 2003, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $48,000 and $55,000, respectively.

Audit-Related Fees. During fiscal years ended December 31, 2004 and 2003 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended December 31, 2004 and 2003.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2004 and 2003, other than the services described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 2005

                                 SALIVA DIAGNOSTIC SYSTEMS, INC.


                                 By:  /s/
                                 -------------------------------------
                                 Leo Ehrlich
                                 President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                        DATE

                            Chairman of the Board, Chief
                          Executive Officer, And Director
/s/                        (Principal Executive Officer)       March 30, 2005
------------------------
Steven M. Peltzman

                              President, Chief Financial
                                Officer And Director
/s/                          (Principal Accounting Officer)    March 30, 2005
------------------------
Leo Ehrlich


                                     Director
/s/                                                            March 30, 2005
------------------------
Joseph Levi

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Saliva Diagnostic Systems, Inc.
Brooklyn, New York

We have audited the accompanying balance sheets of Saliva Diagnostic Systems, Inc. (a Delaware Corporation) as of December 31, 2004 and 2003, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saliva Diagnostic Systems, Inc. at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                                ------------------------
                                                Lazar Levine & Felix LLP

New York, NY
March 28, 2005

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS
                         AS OF DECEMBER 31 2004 AND 2003

                                                                          2004            2003
                                                                     ------------    ------------
                              ASSETS
Current assets:
      Cash and cash equivalents                                      $    148,630    $     24,182
      Accounts receivable, less allowance for doubtful
          accounts of $55,495(2004) and $5,000 (2003)                     248,279         197,114
      Royalty receivable                                                       --           9,078
      Subscription receivable                                                  --           2,000
      Inventories                                                         102,027          71,589
      Other current assets                                                     --          31,004
                                                                     ------------    ------------
          Total current assets                                            498,936         334,967

Property and equipment,  less accumulated depreciation of $518,675
     and $490,562 for 2004 and 2003, respectively                          73,269          52,044
Equipment under construction                                              603,111         169,750
Patents and trademarks,  less accumulated amortization of $115,220
     and $105,146 for 2004 and 2003, respectively                          62,046          56,494
Deferred costs, less accumulated amortization of $141,600
     (2004) and 56,402 in (2003)                                          170,400         255,598
Deposits                                                                      800             800
                                                                     ------------    ------------
                                                                     $  1,408,562    $    869,653
                                                                     ============    ============

              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Bank Overdraft                                                  $     26,953    $         --
     Note payable - shareholders                                          243,398         254,461
     Accounts payable                                                     129,222         131,671
     Customer advances                                                     18,465              --
     Accrued expenses                                                     356,081         414,051
     Payroll and payroll taxes payable                                    231,328          85,712
                                                                     ------------    ------------
          Total current liabilities                                     1,005,447         885,895

Long-term debt:
     Note payable - shareholders                                        2,069,839       1,370,000
                                                                     ------------    ------------
          Total liabilities                                             3,075,286       2,255,895
                                                                     ------------    ------------

Commitments and contingencies
Shareholders' deficit:
     Series 1998-B Convertible Preferred Stock: 1,645 shares
          authorized, none issued and outstanding                              --              --
     Common stock, $.001 par value, 50,000,000 shares
          authorized, issued and outstanding: 30,509,491  shares
          (2004) and (2003)                                                30,509          30,509
     Additional paid-in capital                                        42,073,056      42,073,056
     Accumulated deficit                                              (43,770,289)    (43,489,807)
                                                                     ------------    ------------
          Total shareholders' deficit                                  (1,666,724)     (1,386,242)
                                                                     ------------    ------------
                                                                     $  1,408,562    $    869,653
                                                                     ============    ============

                     The accompanying notes are an integral
                       part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            Years Ended December 31,
                                                          ----------------------------
                                                              2004            2003
                                                          ------------    ------------
Revenues:
         Product sales                                    $  1,388,274    $    734,817
         Royalty income                                         10,376          10,930
                                                          ------------    ------------
                  Total revenues                             1,398,650         745,747
Cost of products sold                                          501,000         301,633
                                                          ------------    ------------

Gross profit                                                   897,650         444,114
                                                          ------------    ------------

Operating Expenses:
         Research and development expenses                     459,258         800,928
         Selling, general and administrative expenses          521,628       2,967,799
                                                          ------------    ------------
                  Total costs and expenses                     980,886       3,768,727
                                                          ------------    ------------

Loss from operations                                           (83,236)     (3,324,613)

Interest expense - net                                        (322,571)       (423,674)
Other income - net                                             125,325          12,811
                                                          ------------    ------------

Net loss                                                  $   (280,482)   $ (3,735,476)
                                                          ============    ============

Basic and diluted loss per share                          $      (0.01)   $      (0.14)
                                                          ============    ============

Shares used in basic and diluted per share calculations     30,509,700      27,504,450
                                                          ============    ============

                     The accompanying notes are an integral
                       part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                   Series 1998-B
                                                       Common Stock                Preferred Stock
                                               ---------------------------   ---------------------------
                                                   Shares        Amount        Shares         Amount
                                               ------------   ------------   ------------   ------------
Balances, January 1, 2003 - restated              8,929,491   $      8,929             --   $         --
Common stock issued to members of Business
  Advisory Board                                  3,000,000          3,000             --             --
Common stock issued in lieu of compensation       4,000,000          4,000             --             --
Common stock issued in connection with
  financing                                       6,000,000          6,000             --             --
Conversion of notes and interest payable to
  common stock                                    8,500,000          8,500             --             --
Common stock issued as a part of legal
  settlement to non-employee                         80,000             80             --             --
Warrants issued for legal services                       --             --             --             --
Warrants issued in connection with financing             --             --             --             --
Warrants issued for consulting services                  --             --             --             --
Beneficial conversion feature of convertible
  notes                                                  --             --             --             --
Net loss                                                 --             --             --             --
                                               ------------   ------------   ------------   ------------
Balances, December 31, 2003                      30,509,491   $     30,509             --             --
Net loss                                                 --             --             --             --
                                               ------------   ------------   ------------   ------------
Balances, December 31, 2004                      30,509,491   $     30,509             --             --
                                               ============   ============   ============   ============

                                                Additional
                                                 Paid-in
                                               ------------   Accumulated
                                                 Capital         Deficit         Total
                                               ------------   ------------    ------------
Balances, January 1, 2003 - restated           $ 38,419,333   $(39,754,331)   $ (1,326,069)
Common stock issued to members of Business
  Advisory Board                                    123,000             --         126,000
Common stock issued in lieu of compensation         164,000             --         168,000
Common stock issued in connection with
  financing                                         246,000             --         252,000
Conversion of notes and interest payable to
  common stock                                      374,000             --         382,500
Common stock issued as a part of legal
  settlement to non-employee                         67,120             --          67,200
Warrants issued for legal services                    9,000             --           9,000
Warrants issued in connection with financing         60,000             --          60,000
Warrants issued for consulting services           2,388,750             --       2,388,750
Beneficial conversion feature of convertible
  notes                                             221,853             --         221,853
Net loss                                                 --     (3,735,476)     (3,735,476)
                                               ------------   ------------    ------------
Balances, December 31, 2003                      42,073,056    (43,489,807)     (1,386,242)
Net loss                                                 --       (280,482)       (280,482)
                                               ------------   ------------    ------------
Balances, December 31, 2004                    $ 42,073,056   $(43,770,289)   $ (1,666,724)
                                               ============   ============    ============

                     The accompanying notes are an integral
                       part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                             2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $  (280,482)   $(3,735,476)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
         Depreciation and amortization                                       38,187         35,893
         Amortization of deferred costs                                      85,198         56,402
             Write off of accounts receivable                                50,495        120,033
         Stock issuance for consulting services                                  --      2,511,750
         Stock issuance for litigation settlement                                --         67,200
         Stock issuance for legal services                                       --          9,000
         Beneficial conversion feature of convertible debt                       --        221,853
Changes in current assets and liabilities:
         Bank overdraft                                                      26,953
         Accounts receivable                                               (101,660)       (37,523)
         Royalty receivable                                                   9,078           (930)
         Subscription receivable                                              2,000          1,000
         Inventories                                                        (30,438)       (54,236)
         Other current assets                                                31,004        (13,500)
         Accounts payable and accrued expenses                              101,175         17,439
         Other current liabilities                                          145,616         70,740
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities        77,126       (730,355)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment                            (482,699)      (150,465)
         Acquisitions of patents and trademarks                             (15,626)            --
                                                                        -----------    -----------
                  Net cash used in investing activities                    (498,325)      (150,465)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from shareholder loans                                  1,535,858      2,040,600
         Repayment of shareholder loans                                    (990,211)    (1,137,498)
                                                                        -----------    -----------
                  Net cash provided by financing activities                 545,647        903,102
                                                                        -----------    -----------

Net increase in cash and cash equivalents                                   124,448         22,282
Cash and cash equivalents, beginning of year                                 24,182          1,900
                                                                        -----------    -----------
Cash and cash equivalents, end of year                                  $   148,630    $    24,182
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                  $       124    $        --
Cash paid for taxes                                                     $     2,503    $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Conversion of notes payable and accrued interest into common stock      $        --    $   382,500

During 2003, the Company obtained financing from a
shareholder. As consideration, the Company issued 6 million
shares of common stock, valued at $252,000, and 1 million
warrants, valued at $60,000, to the shareholder                         $        --    $   312,000

During 2004, accrued interest of $143,129 for shareholder's
loans was added to the loan balance as principal                        $   143,129    $        --

                     The accompanying notes are an integral
                       part of these financial statements

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

      ACCOUNTS RECEIVABLE

      Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs.

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

      Useful lives are generally as follows:
        Machinery and equipment                                    seven years
        Vehicles                                                   five years

      Depreciation expense charged to operations for the year ended 2004 and 2003 amounted to $28,114 and $26,672.

      PATENTS AND TRADEMARKS

      Patents and trademarks consist of costs associated with the acquisition of patents and trademarks. Patents and trademarks are amortized using the straight-line method over 17 years. Accumulated amortization was $115,220 and $105,146 at December 31, 2004 and 2003, respectively. Amortization expense for 2004 and 2003 was $10,075 and $9,508, respectively. Amortization expense for each of the five succeeding fiscal years is estimated at $11,000 for 2005, $13,500 for 2006, $15,000 for 2007, $15,000
      for 2008, and $14,500 for 2009.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

      IMPAIRMENT OF LONG-LIVED ASSETS

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, which include property and equipment and patents and product rights, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the asset. We believe the future cash flows to be received from our long-lived assets will exceed the assets' carrying value, and accordingly we have not recognized any impairment losses through December 31, 2004.

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

      PRODUCT LIABILITY

      The Company has not established any allowance for product liability at present because of the limited distribution and product sale history. In addition, the bulk of the revenues from our saliva collection products are from sales to manufacturers who use our product as a component to their test; furthermore, they may substantially alter the product by opening it up and adding their own buffer to it before sealing, repackaging, re-labeling and incorporating into their product kit.

      RESEARCH AND DEVELOPMENT

      Research and development expenditures include those costs associated with the Company's on-going research and development activities. All research and development costs are expensed as incurred.

      INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

      LOSS PER SHARE

      Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

      A net loss was reported in both 2004 and 2003, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

      In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

                                               For the Years Ended December 31
                                                       2004         2003
                                                   ----------   ----------
        Weighted average number of common shares
                                                   30,509,700   27,504,450

        Incremental shares for assumed
        conversions of stock options/warrants              --           --
                                                   ----------   ----------
        Weighted average number of common and
        equivalent shares outstanding - diluted
                                                   30,509,700   27,504,450
                                                   ==========   ==========

      Stock options and warrants outstanding aggregating 4,363,000 shares at December 31, 2004 and 2003 were not included in the computation of diluted EPS as they were antidilutive.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

      ADVERTISING COSTS

      Advertising costs when incurred, would be included in selling expenses and expensed. No advertising costs were incurred for the years ended December 31, 2004 and 2003,.

      SHIPPING AND HANDLING COSTS

      Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses.

      RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1.    THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

2.    SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

      Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $43,770,289 at December 31, 2004. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2004 and 2003 (See Notes 9 and 10), substantial additional financing will be required in future periods.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

3.    INVENTORIES

      Inventories consisted of the following:

                                                      December 31,
                                              -----------------------------
                                                   2004            2003
                                              -------------   -------------
         Raw materials                        $      87,407   $      55,157
         Finished goods                              14,620          16,432
                                              -------------   -------------
                                              $     102,027   $      71,589
                                              =============   =============


4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                              December 31,
                                                        ----------------------
                                                          2004         2003
                                                        ---------    ---------
      Machinery and equipment                           $ 567,003    $ 517,665
      Vehicles                                             24,941       24,941
                                                        ---------    ---------
                                                          591,944      542,606
      Less: accumulated depreciation and amortization    (518,675)    (490,562)
                                                        ---------    ---------
                                                        $  73,269    $  52,044
                                                        =========    =========

5.    EQUIPMENT UNDER CONSTRUCTION

      In 2004, the Company entered into agreements with vendors to have custom assembly machinery built. To date the Company has recorded charges of $603,111 towards this construction. As of December 31, 2004 the Company expects additional costs of $85,000 to complete this machinery and expects to be invoiced for this amount by March 31, 2005. As of March 1, 2005 the Company has already taken delivery of certain Equipment-under-construction. The Company expects all Equipment-under-construction to be placed in service by May 2005.

6.    LETTER OF INTENT

      In November 2000, the Company entered into a letter of intent whereby they would acquire all the outstanding shares of Chembio Diagnostic Systems, Inc. (CDS). This acquisition would be accounted for as a reverse acquisition and would result in the CDS shareholders holding a majority of the common stock of the Company.

      As of May 20, 2002, the Company announced that it had terminated merger discussions with CDS. In April 2003, the Company and CDS terminated all business relationships. Considering the financial condition of CDS and the costs of collecting an amount due from them, the Company made a full reserve of $120,033 against this receivable in 2003 (See also Note 15-Litigation).

7.    DEFERRED COSTS

      Deferred costs represent the value of shares and warrants issued to a shareholder as consideration for loan financing during the year. As of December 31, 2004, net deferred costs were $170,400, which are being amortized over the life of the loans.

8.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                          December 31,
                                                   -----------------------
                                                     2004           2003
                                                   --------       --------
      Accrued interest                             $228,773       $143,104
      Accrued legal expense                         112,500        237,825
      Other accrued liabilities                      14,808         33,122
                                                   --------       --------
                                                   $356,081       $414,051
                                                   ========       ========

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

9.    FINANCING FROM SHAREHOLDERS

      Pursuant to an agreement dated October 1999 and later amended as to amount and expiration date, Helenka Bodner, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2004, up to the sum of $1,500,000 at an interest rate of 12% per annum. The amount borrowed as of December 31, 2003 was $227,837. Pursuant to the terms of the loan instrument, the loan was convertible, at the option of the holder, into Common Stock of the Company upon terms similar to the Series B Preferred Stock (i.e. 75% of the closing bid price for the five prior days of conversion). In accordance with EITF Issue 98-5, the Company had evaluated that the convertible debt had a beneficial conversion feature as the exercise price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $221,853 for the year ended December 31, 2003; and corresponding additional paid-in capital account. The conversion feature inherent in the convertible debt was recognized at the commitment date since the debt was immediately convertible. As of December 31, 2004, this loan has been paid off.

      Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2004, the loan balance to this shareholder on this loan aggregated $43,450.

      As of December 31, 2004, this shareholder loaned the Company $192,778. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

      Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2004, the loan balance to this shareholder aggregated $2,069,839. The Company has agreed to allow the lender (J. Nordlicht) to file a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

      Resonance Limited, a shareholder, is owed $7,170 as of December 31, 2004. The loan bears no interest and is due on demand.

10.   EQUITY TRANSACTIONS

      In July 2002, pursuant to a dispute regarding the rights of Brian Bramell et al., to additional common stock of the Company as set forth in a prior stock subscription agreement, the Company agreed to issue 80,000 shares of the Company common stock with a restrictive legend. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a settlement expense and related accrual of $67,200 in the September 2002 financial statements. The common stock was authorized for issuance in October 2003.

      In February 2003, Helenka Bodner, elected to convert an aggregate total of $382,500 in convertible debt held into 8,500,000 shares of the Company's common stock.

      On February 19, 2003, the Company authorized the issuance of 6,000,000 shares of common stock with a restrictive legend as additional compensation for financing the Company's equipment purchases and FDA clinical trials. The shares were valued at $252,000 as of this date and recorded as deferred costs on the 2003 balance sheet.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

10.   EQUITY TRANSACTIONS (CONTINUED)

      In February 2003, the Company issued to Leo Ehrlich, then President and CEO, 4,000,000 shares of common stock with a restrictive legend in lieu of compensation for past services. Based upon the market value of the common stock on the date of settlement, discounted 30% for its restriction, the Company recorded a payroll expense and related accrual of $168,000 in the 2002 audited financial statements.

      In February 2003, the Company's Board of Directors authorized the issuance of three million shares of its common stock with a restrictive legend, under a contractual agreement with three individuals, who are experienced in both the diagnostic industry and FDA approval process, to participate and act as the Company's Business Advisory Board. These individuals paid $.001 per share which represents par value. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense of $126,000 to reflect this transaction. These shares were issued in October of 2003.

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

      In December 2003, the Company issued 60,000 warrants exercisable to purchase 60,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share when the market price of our common stock was $0.10. The warrants expiring December 31, 2007, were issued for legal services and valued at $9,000.

      In March 2004, the Company's Board of Directors authorized the issuance of warrants to C. Ravad to purchase 3,250,000 shares of its common stock, as compensation for services he rendered in introducing the Company's products to international distributors. The warrants are exercisable at a price of $.01 per share and were issued when the market price of our common stock was $1.05. The warrants expire December 31, 2013. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded a consulting expense and related additional paid-in capital of $2,388,750 at December 31, 2003.

11.   TRADING IN COMPANY'S SECURITIES

      As of March 2002, the Company's common stock began trading on the NASD "Bulletin Board" market with a new symbol "SVAD". Prior to such date, the Company's stock symbol was "SALV". During 2003 through June 2004 the Company's common stock had traded on the OTC "Pink Sheets". In June 2004, the Company's common stock resumed trading on the NASD Bulletin Board market.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

12.   STOCK-BASED COMPENSATION PLANS

      The Company has two stock option plans, a "1992 Plan", under which 350,000 shares of its common stock have been reserved for issuance, and a "1994 Plan", under which an additional 350,000 shares of its common stock have been reserved for issuance. Under both plans, the Company's Board of Directors may grant either incentive stock options with an exercise price of not less than the fair market value of the common stock at the date of grant or non-qualified stock options with an exercise price of not less than 85% of the fair market value of the common stock at the date of grant. The Board of Directors shall determine the period of each option and the time or times at which options may be exercised and any restrictions on the transfer of stock issued upon exercise of any options. Both plans also provide for certain automatic grants to each non-employee director at a price of 100% of fair market value of the common stock at the time of grant. Options generally vest over a period of six months and are exercisable over a period of five years.

      The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2004 and 2003:

                                          Number of Options   Option Price Range
                                          -----------------   ------------------
      Outstanding at January 1, 2003            51,000         $5.00 - $101.50
      Options granted                               --                      --
      Options exercised                             --                      --
      Options expired or canceled                   --                      --
                                                ------         ---------------
      Outstanding at December 31, 2003          51,000         $5.00 - $101.50
      Options granted                               --                      --
      Options exercised                             --                      --
      Options expired or canceled                   --                      --
                                                ------         ---------------
      Outstanding at December 31, 2004          51,000         $5.00 - $101.50
                                                ======         ===============

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

12.   STOCK-BASED COMPENSATION PLANS (CONTINUED)

      The pro forma net loss and loss per share for the years ended December 31, 2004 and 2003 would have been the same as presented in these financial statements since no options were issued during the two year period.

      The following table summarizes the information about stock options outstanding at December 31, 2004:

                                  Options Outstanding                                          Options Exercisable
      ----------------------------------------------------------------------------   ---------------------------------------
                                                Weighted Average       Weighted                                 Weighted
                          Number Outstanding       Remaining           Average                                  Average
      Range of Exercise     at December 31,     Contractual Life    Exercise Price    Number Exercisable     Exercise Price
      Prices Per Share           2004               (Months)          Per Share      at December 31, 2004      Per Share
      -----------------   ------------------    ----------------    --------------   --------------------    ---------------
      $5.00-$101.50              51,000                14               $ 19.23                 51,000          $ 19.23

      The following table summarizes the information about warrants outstanding:

                                        Number of Warrants   Warrant Price Range
                                        ------------------   -------------------
      Outstanding at January 1, 2003            6,758           $6.25 - $335
      Warrants granted                      4,310,000                   0.01
      Warrants cancelled/expired               (4,400)                    --
                                           ----------           ------------
      Outstanding at December 31, 2003      4,312,358           $0.01 - $335
      Warrants granted                             --                     --
      Warrants cancelled/expired                 (358)                    --
                                           ----------           ------------
      Outstanding at December 31, 2004      4,312,000           $0.01 - $335
                                           ==========           ============

      Of the above warrants, 2,000 expire in 2006 and 4,310,000 in 2013.

13.   INCOME TAXES

      No provision for Federal income taxes has been made for the years ended December 31, 2004 or 2003, due to the Company's operating losses. At December 31, 2004, the Company has unused net operating loss carryforwards of approximately $44,000,000 which expire at various dates through 2024. Most of this amount is subject to annual limitations due to "changes in ownership" that have occurred upon the conversion of the Company's Series 1998-B Convertible Preferred Stock in previous years.

      As of December 31, 2004 and 2003, the deferred tax assets related to the net operating loss carryforwards have been fully offset by valuation allowances, since the utilization of such amounts is uncertain. This valuation allowance, which increased by $95,000 during 2004, has been provided due to the management's uncertainty as to the reliability of these deferred tax assets.

      Deferred tax assets consist of the following at:

                                            December 31,      December 31,
                                                2004              2003
                                           ------------      ------------
      Net operating loss                   $ 15,400,000      $ 15,225,000
      Carryforwards
      Valuation allowance                   (15,400,000)      (15,225,000)
                                           ------------      ------------
      Net deferred tax assets              $         --      $         --
                                           ============      ============

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

14.   OPERATING LEASES

      The Company's executive office is currently located in Brooklyn, New York in a facility it sublets on a month-to-month basis. Rent expense for the years ended December 31, 2004 and 2003 aggregated $12,344 and $12,410, respectively.

      In March 2005, subsequent to the balance sheet date, the Company signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. This location will be our primary corporate office. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500.

15.   COMMITMENTS AND CONTINGENCIES

      LITIGATION

      In February 1998, Lealos v. Saliva Diagnostic Systems, Inc. was filed in Superior Court in Clark County in the State of Washington by Ronald Lealos, former President and CEO of the Company. The complaint alleged that Mr. Lealos was entitled to certain cash payments and benefits under an employment agreement whereby he would serve as the Company's president, and that the Company's failure to make such payments and grant such benefits constituted anticipatory breach and breach of that contract. The complaint sought damages in excess of $1,000,000. In addition, the complaint alleged that the Company wrongfully rescinded options to purchase 38,500 shares of common stock in breach of a stock option agreement with Mr. Lealos. The Company denied all allegations of the complaint and filed a counterclaim for Mr. Lealos' wrongful conduct seeking damages of approximately $1,500,000. In January 2005, subsequent to the balance sheet date, the Company and Lealos settled this matter and both sides signed a mutual release agreement. The Company had previously set aside a reserve for this litigation which was $125,325 greater then the final settlement. On December 31, 2004 the Company recognized this amount as income on the settlement of the litigation.

      In March 2004, Chembio Diagnostics, Inc. of Long Island, New York commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company has filed counterclaims for patent infringement seeking an injunction and damages. Discovery has commenced and the parties are in the midst of filing briefs with the Court that seek different interpretations of the patent. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

      In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip(TM). The petition alleged that the Company's trademark HemaStrip(TM) would likely be confused with Bayer's trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company's trademark and the Company is currently in discussions with Bayer to settle this matter.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

      ECONOMIC DEPENDENCY

      For the year ended December 31, 2004, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $584,000, $429,000 and $206,000 and accounts receivable from the customers as of December 31, 2004, aggregated $99,000, $82,616 and $102,477, respectively. The Company is uncertain that the customers will purchase comparable values of the Company's products in the future. The Company has placed the smallest of these customers on credit hold. Management doesn't believe the loss of this customer will have a material adverse effect on the Company. The loss of the other customers could have a material adverse effect on the Company.

      For the year ended December 31, 2004, purchases from four suppliers were in excess of 10% of the Company's total purchases. The purchases through December 31, 2004 were approximately $139,000, $96,000, $94,000 and
      $58,000. The corresponding accounts payable at December 31, 2004, to the suppliers, aggregated approximately $24,000, $9,000, $27,000, and $12,000.

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

      Foreign sales during 2004 and 2003 were approximately $596,000 and $392,000.

      Saliva Diagnostics Systems, Inc. attributes product sales to different geographic areas on the basis of the location of the customer. Product sales by geographic area are as follows:

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    2004           2003
                                                 -----------    ------------
        United States                            $   791,870    $    342,878
        United Kingdom                               429,541         305,779
        Canada, Caribbean, and Asia                   56,493          42,000
        Africa                                       110,370          44,160
                                                 -----------    ------------
                                                 $ 1,388,274    $    734,817
                                                 ===========    ============

      LICENSING AGREEMENT

      Immuno chromatography, the principle on which the Company's rapid tests are based, is a technology covered by existing patents. The Company has purchased a license from the principal patent holder, Unilever PLC of the U.K., to whom royalty payments are due for all rapid tests sold. To obtain the license, the Company paid approximately $50,000 and will be responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license include those related to HIV, H.pylori, Tuberculosis and Hepatitis A. In 1998, royalties of approximately $26,000 were paid to Unilever PLC. Management believes that after review of its technology outside counsel, and considering court decisions, the Company's manufacturing process is not infringing on Unilever patents and no liability for 2004 and 2003 has been accrued.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

15.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      INSURANCE

      Due to a lack of operations for the years ended December 31, 2004 and 2003, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate these eliminated coverages.

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

      9% of second $100,000 of total annual sales

      8% of third $100,000 of total annual sales

      7% of fourth $100,000 of total annual sales

      6% of fifth $100,000 and greater of total annual sales

      On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company. Net royalties earned under this agreement for the years ended December 31, 2004 and 2003, aggregated $10,376 and $10,930, respectively.

      EQUIPMENT PURCHASE COMMITMENTS

      In 2004, the Company entered into agreements with vendors to have custom assembly machinery built. The Company expects additional costs of $85,000 to complete this machinery and expects to be invoiced for this amount in 2005.

16.   MANUFACTURING AGREEMENT

      In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing, assembly, regulatory compliance and documentation of the Company's HIV test devices. The Company has already completed transferring its technology to ABMC. Based on internal test panels used to test the performance of HIV tests, the Company believes the product's performance meets the necessary criteria for U.S. Food and Drug Administration (FDA) approval. However, no assurances can be given that the product will meet performance specifications required for FDA approval, until actual FDA approved trials are completed.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

17.   FDA APPROVAL

      In May 2002 the Company received its Investigational Device Exemption
      (IDE) from FDA for approval of its Rapid HIV Hema-Strip Test. Upon termination of all business relationships with its previous contract manufacturer, Chembio Diagnostic Systems, the Company filed a new IDE with the FDA naming American BioMedica Corp. (ABMC) as our contract manufacturer. This submission to the FDA was made in October 2003.The Company has since completed its clinical trials and has submitted all modules to the FDA. Based on the results of the Hema-Strip HIV Test clinical trials completed in March 2004, the Company has reason to believe the product's performance will meet the necessary criteria for U.S. approval. Should the Company receive PMA approval, it will immediately file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

      The IDE is only the first step in a difficult and financially costly process to receive U.S. A. marketing approval. There is no assurance that the Company will have the financial resources, expertise, ability, or that the product will perform adequately to complete the application process.

18.   SUBSEQUENT EVENTS

      As of March 25, 2005, the Company entered into an employment agreement with Mr. Steven Peltzman as the Company's Chief Executive Officer. Mr. Peltzman has more than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology based biopharmaceutical, drug-delivery, and device companies.

      During 2004 the Company entered into an investment banking agreement with Burnham Hill Partners which terminated by its term. As compensation for recruiting Mr. Peltzman, the Company paid Burnham Hill Partners a fee and 200,000 warrants exercisable to purchase 200,000 shares of Saliva Diagnostic Systems, Inc. Common Shares, par value $.001 at a price of $.01 per share. The warrants have been exercised on March 16,2005 and the transfer agent has been advised to deliver the shares to the warrant holders.

      On January 19, 2005 the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of March 1, 2005 the Company had not closed the entire funding but has sold an aggregate of $1,100,000 in convertible debentures.