Form 10QSB
period 2005-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2005-05-16
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

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

                                1 Clarks Hill Rd.
                              Framingham, MA. 01702
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (508) 872-2625
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [] No [X]

The number of shares outstanding of the Registrant's Common Stock as of May 13, 2005, 31,709,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                                     PAGE

   PART I FINANCIAL INFORMATION

   Item 1.         Financial Statements

                   Balance sheets - March 31, 2005 (unaudited) and
                   December 31, 2004....................................................................................3

                   Statements of Operations - Three Months Ended
                   March 31, 2005 and 2004 (unaudited)..................................................................4

                   Statements of Cash Flows- Three Months Ended
                   March 31, 2005 and 2004 (unaudited)..................................................................5

                   Notes to Financial Statements (unaudited)............................................................6

   Item 2.         Management's Discussion and Analysis of Financial Condition
                   And Plan of Operation...............................................................................13

   Item 3.         Controls and Procedures.............................................................................20


   PART II OTHER INFORMATION

   Item 1.         Legal Proceedings...................................................................................21

   Item 2.         Changes in Securities...............................................................................21

   Item 3.         Defaults Upon Senior Securities.....................................................................21

   Item 4.         Submission of Matters to a Vote of Security Holders.................................................21

   Item 5.         Other Information...................................................................................21

   Item 6.         Exhibits and Reports on Form 8-K....................................................................22

   Signatures. ........................................................................................................23

   Certifications .....................................................................................................24

      PART I FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                          MARCH 31, 2005   DECEMBER 31,
                                                                                             (UNAUDITED)      2004
                                                                                           ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                  $     20,910    $    148,630
Accounts receivable, net of allowance for doubtful accounts of $55,495 (2005) and (2004)        286,922         248,279
Inventories                                                                                      84,010         102,027
                                                                                           ------------    ------------
Total current assets                                                                            391,842         498,936

Property and equipment, net of accumulated depreciation of $528,567 and $518,675                113,562          73,269
Equipment under construction                                                                    664,401         603,111
Patents and trademarks, net of accumulated amortization of $117,827 and $115,220                 59,439          62,046
Deferred costs, less accumulated amortization of $167,748 and $141,600                          304,252         170,400
Deposits                                                                                            800             800

                                                                                           ------------    ------------
 TOTAL ASSETS                                                                              $  1,534,296    $  1,408,562
                                                                                           ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                                                             $         --    $     26,953
Note payable - shareholders                                                                      17,221         243,398
Accounts payable                                                                                 82,037         129,222
Customer advances                                                                                   455          18,465
Accrued expenses                                                                                 84,754         356,081
Accrued payroll  expense to officers                                                            229,750         161,250
Payroll and payroll taxes payable                                                               106,078          70,078
                                                                                           ------------    ------------
Total current liabilities                                                                       520,295       1,005,447

LONG-TERM DEBT
Debenture payable                                                                             1,100,000              --
Note payable - shareholder                                                                    1,932,099       2,069,839
                                                                                           ------------    ------------
TOTAL LIABILITIES                                                                             3,552,394       3,075,286
                                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and
     outstanding                                                                                     --              --
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding:
     31,709,491 shares (2005) and 30,509,491 (2004)                                              31,709          30,509
Additional paid-in capital                                                                   42,363,856      42,073,056
Accumulated deficit                                                                         (44,413,663)    (43,770,289)
                                                                                           ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                  (2,018,098)     (1,666,724)
                                                                                           ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $  1,534,296    $  1,408,562
                                                                                           ------------    ------------


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2005             2004
                                                      ------------    ------------
REVENUES:
Product Sales                                         $    264,473    $    280,198
Royalty Income                                                 546             921
                                                      ------------    ------------
                                                           265,019         281,119

COSTS OF PRODUCTS SOLD                                      94,346          73,317
                                                      ------------    ------------
Gross profit                                               170,673         207,802
                                                      ------------    ------------
OPERATING EXPENSES:
Research and development                                    77,000         210,000
Selling, general and administrative expense                635,762          73,159
                                                      ------------    ------------
                                                           712,762         283,159
                                                      ------------    ------------
Loss from operations                                      (542,089)        (75,357)

Interest expense                                          (101,285)        (72,923)
                                                      ------------    ------------
NET LOSS TO COMMON STOCKHOLDERS                       $   (643,374)   $   (148,280)
                                                      ------------    ------------
BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.02)   $      (0.01)
                                                      ------------    ------------
SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE     30,565,256      30,509,700
                                                      ------------    ------------


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                     ---------------------------
                                                                                                         2005          2004
                                                                                                     -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                                                             $  (643,374)   $  (148,280)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization                                                                             12,499          8,931
Amortization of deferred costs                                                                            26,148         21,300
Warrants issued for recruiting services                                                                  280,000             --
Changes in assets and liabilities:
Accounts receivable                                                                                      (38,643)       (26,619)
Royalty receivable                                                                                            --          9,078
Subscription receivable                                                                                       --          2,000
Inventories                                                                                               18,017        (26,348)
Other current assets                                                                                          --           (474)
Accounts payable, accrued payroll expense to officers and accrued expenses                                (3,249)        56,521
                                                                                                     -----------    -----------
Net cash used in operating activities                                                                   (348,602)      (103,891)
                                                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                     (111,475)      (130,312)
Deferred finance cost                                                                                   (160,000)            --
                                                                                                     -----------    -----------
Net cash used in investing activities                                                                   (271,475)      (130,312)
                                                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                                           (26,953)            --
Proceeds from shareholder loans                                                                           30,000        522,000
Proceeds from issuance of debentures                                                                   1,100,000             --
Repayments of shareholder loans                                                                         (612,690)      (273,500)
Proceeds from issuance of common stock                                                                     2,000             --
                                                                                                     -----------    -----------
Net cash provided by financing activities                                                                492,357        248,500
                                                                                                     -----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (127,720)        14,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           148,630         24,182
                                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                             $    20,910    $    38,479
                                                                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the three month periods ended March 31, 2005 and 2004, the previous years balance of accrued interest of $228,773 and $68,265, respectively, for a shareholder's loan was added to the loan
balance as principal                                                                                 $   228,773    $    68,265
During the three month period ended March 31, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to
this stockholder                                                                                     $    10,000


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS/BASIS OF PRESENTATION

Saliva Diagnostic Systems, Inc., (SDS), a Delaware corporation (the "Company"), is primarily engaged in the development and marketing of oral fluid collection devices for the drugs of abuse market, and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented proprietary platform for rapid testing for infectious diseases, offers significant advantages over the existing products, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company's platform has a patented internal quality control that indicates sufficient volume of the oral fluid ("volume adequacy indicator").

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip(TM) Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company completed its clinical trials and had submitted all modules of the Pre-Market Approval (PMA) to the FDA. The FDA has recently requested certain additional testing and the Company is presently completing these tests. Based on the results of the Hema-Strip(TM) HIV Test clinical trials, the Company has reason to believe the product's performance meets the necessary criteria for FDA approval. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2004, is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any other portion thereof.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

2.       SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,413,663 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely that not, that such tax benefits will not be realized.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On March 31, 2005, the Company has unused net operating loss carryforwards of approximately $44,000,000 which expire at various dates through 2024. Most of this amount is subject to annual limitations due to "changes in ownership" that have occurred upon the conversion of the Company's Series 1998-B Convertible Preferred Stock in previous years.

Basic And Diluted Net Income (Loss) Per Share
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common or preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial And Concentration Risk
The Company has no financial instruments that potentially subject the Company to significant concentration of credit risk.

Property And Equipment
Equipment is reflected at cost and is depreciated on the straight line method over five and seven years.

Patents
Patents have been recorded at cost and are being amortized over their useful lives of 17 years.

Research And Development Costs
Research and development costs, including wages and supplies, used in the research activity, are being expensed as incurred.

Revenue Recognition
Revenue will be recognized on the sale of a product or the completion of a service provided.

Advertising And Market Development
The Company will expense advertising and market development costs as incurred. For the three months ended March 31, 2005, the Company expensed $125 in advertising costs.

Evaluation Of Long-Lived Assets
The Company periodically reviews its long lived assets, including equipment and patents, and makes adjustments, if the carrying value exceeds the fair value.

Financial Instruments
The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their fair values due to their short term maturities.

Recent Accounting Pronouncements
The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications
Certain reclassifications have been made in the December 31, 2004 financial statements to confirm to the current fiscal year presentation.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

4. INVENTORIES
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                    MARCH 31, 2005       December 31, 2004

          Raw materials            $        72,771        $         87,407
          Finished goods                    11,239                  14,620
                                   ---------------        -----------------
                                   $        84,010        $        102,027
                                   ===============        ================


5. ACCRUED EXPENSES
                                   MARCH 31, 2005       December 31, 2004

Accrued interest                   $        79,985        $        228,773
Accrued legal expense                          -                   112,500
Other accrued liabilities                    4,769                  14,808
                                   ----------------       -----------------
                                   $        84,754        $        356,081
                                   ===============        ================

6. GEOGRAPHIC AREA INFORMATION
Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

                                 THREE MONTHS ENDED  MARCH 31,
                                            2005                2004

            United States               $    147,608         $  133,966
            United Kingdom                    80,948             95,339
            Africa                            26,490             26,300
            Others                             9,877             24,593
                                        ------------         ----------
                                        $    264,473         $  280,198
                                        ============         ==========

7.  DEFERRED COSTS

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. In addition deferred costs include $160,000 of cost incurred for the issuance of debentures this quarter. As of March 31, 2005, net deferred costs were $304,252 which are being amortized over the lives of the respective loan and debentures.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

8.  DEBENTURE PAYABLE

On January 19, 2005, the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of March 31, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,100,000 in convertible debentures. During April 2005, subsequent to the balance sheet date, an additional $260,000 worth of debentures were sold.

9.  FINANCING FROM SHAREHOLDERS

Per a promissory note dated January 2004, Helenka Bodner, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of March 31, 2005, there was no loan balance on this note.

As of March 31, 2005, Helenka Bodner had loaned the Company $10,597. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of March 31, 2005 the loan balance to this second shareholder aggregated $1,932,099.

Resonance Limited, a shareholder, is owed $6,624 as of March 31, 2005. The loan bears no interest and is due on demand.


10. SHAREHOLDERS' EQUITY TRANSACTIONS

For the three months ended March 31, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000.

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


11.  CONTINGENCIES

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

                    Payments Due by Period       Future Payments
                    <1 year                       $       43,571
                    1-3 years                          2,746,433
                    4th year                             366,666
                                                  --------------
                                                  $    3,156,670
                                                  ==============

Legal Matters

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

Economic Dependency

The Company had two customers that accounted for 87% of product sales (56% and 31%) during the first quarter of 2005 and 69% of product sales (35% and 34%) during the first quarter of 2004. The loss of these customers could have a material adverse effect on the Company.


12.  SUBSEQUENT EVENTS

The Company announced the appointment of Mr. D. Bruce Pattison as President and Chief Operating Officer, effective May 2, 2005. Mr. Pattison had been working closely with the Company as a consultant over the past five months. Mr. Pattison has over thirty years experience with technology based health-care companies serving both diagnostic and therapeutic market segments.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


12.  SUBSEQUENT EVENTS (CONTINUED)

In connection with hiring Mr. Pattison, during the Employment Period ending May 2, 2007, the Company will pay a temporary base salary at the annual rate of one hundred twenty thousand dollars ($120,000). Said base salary shall increase to the annual rate of One Hundred Eighty Thousand ($180,000) upon the closing of a financing for the Company with gross proceeds of at least three million dollars ($3,000,000). The Board of Directors may determine, from time to time, in its sole discretion, to pay Mr. Pattison bonuses or additional compensation. Mr. Pattison shall be entitled to participate in all fringe benefits the Company provides for its employees generally, and such other benefits as the Company provides generally for its senior executives. Until such benefit programs are adopted, the Company shall reimburse Mr. Pattison for 75% of Health Insurance and for up to $2,000/yr of Life Insurance premiums. In addition the Company granted 550,000 options to Mr. Pattison to purchase the common stock of the Company (the "Common Stock"), as follows:

(1) Stock options, vested as of the date hereof, exercisable from June 1, 2005 until June 1, 2015, entitling Mr. Pattison to purchase 100,000 shares of the Company's common stock ("Common Stock") at an exercise price of $ 0.10-per share.

(2) Stock options (the "Options") to acquire 450,000 shares of Common Stock only if Mr. Pattison remains employed as of a vesting date. The Options shall vest in three equal amounts annually, commencing on October 1, 2005 at which time one-third, (150,000) of the Options shall vest, and on each of the two anniversaries thereafter, an additional one-third of the Options shall vest, provided that, if Mr. Pattison is terminated without Cause within six months of a vesting date, all Options due to vest as of such date shall vest as of the date of termination. All vested Options shall terminate ten years from issuance. The exercise price shall be equal to the lessor of (i) 66-2/3% of the price per share of Common Stock as established in any Company offering and sale of Common Stock occurring prior to April 30, 2006, and (ii) $1.00 per share. In the event of a termination of Mr. Pattison's employment for any reason other than for Cause, Mr. Pattison shall have until their expiration to exercise any vested portion of an Option. In the event of an acquisition or change in control of the Company, all unvested options shall immediately vest.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005

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

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. Based on the results of the Hema-Strip HIV Test clinical trials completed thus far, the Company believes the product's performance meets the necessary criteria for U.S. approval. The Company has recently been notified by the FDA that certain additional clinical testing is required and the Company expects to complete these tests during the second quarter of 2005.

The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials for our HIV-HemaStrip(TM) product. The Company is completing a small study of 200 samples and expects to complete its data base with that information in June 2005. Following that, the Company expects its contract manufacturer
(ABMC) to be audited by the FDA. Typically several months pass, following a successful inspection and submission of a completed PMA, to receive notification. In addition to the US., the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.

The IDE, Clinical Trials, and application modules are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


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


The Company has limited marketing, sales and distribution resources. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. To date, the Company has signed an exclusive distribution agreement of our HemaStrip(TM) test product, for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

The Company has signed a distribution agreement with Medsource Ozone Biomedicals for distribution of our HemaStrip(TM) and SeroStrip products throughout India.

Our Saliva Sampler(R) oral fluid collectors are being sold under a distribution agreement with Immunalysis, Inc., whereby they have been granted exclusive rights to the Saliva Sampler(R) for sale in the U.S. and Canada solely for the laboratory testing market to detect a drug of abuse. They have incorporated our Saliva Sampler(R) collector in their application for FDA marketing approval of their assay kit for oral fluid substance abuse testing.

We continue to distribute our Hema-Strip(TM) HIV test and Saliva Sampler(R) oral fluid collection product through our current distribution networks and we will also seek new distribution relationships for our current and future test products.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,413,663 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will not be sufficient to maintain the Company's operations through 2005. However, the Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.4 million dollars and expects to close this round shortly. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


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

The Company believes there have been no significant changes, during the quarterly period ended March 31, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


RESULTS OF OPERATIONS

First Quarter of 2005 Compared to First Quarter of 2004

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 6% to $265,019 in the first quarter of 2005 yielding a gross margin of $170,673 or 64% from the first quarter of 2004 revenues of $281,119, yielding a gross margin of $207,802 or 74%. The first quarter of 2005 decrease in margins is primarily due to increased scrap rates incurred in validating new machinery in conformity with Good Manufacturing Practices (GMP). This incurs labor costs and running the machinery while consuming materials as if it were a normal production cycle. However the product produced is used only for evaluation and is thereafter scrapped.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. The Company is presently working on updating its saliva collection devices to meet the needs of laboratories high throughput machines and expects to announce product changes and patent filings during the second quarter 2005.

For the first quarter of 2005, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $148,000, and $81,000. The Company is continuing to seek new markets and sales opportunities for its products

COST OF PRODUCTS SOLD. Costs of products sold increased to $ 94,346 (36% of product sales) in the first quarter of 2005 from $73,317 (26% of product sales) in the first quarter of 2004. The increase in product cost was attributable to increased scrap rates in validating new machinery. SEE REVENUES

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $77,000 in the first quarter of 2005 from $210,000 in the first quarter of 2004. The decrease is due to fewer expenses incurred in the first quarter of 2005 for:

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 869% to $635,762 in the first quarter of 2005 from $73,159 in the first quarter of 2004. In the first quarter of 2005, the Company incurred significantly greater expenses for consulting of $60,000 and recruitment expenses of $380,000. Included in recruitment expenses are $280,000 of non-cash expenses associated with the issuance of shares and/or warrants for services rendered. The Company did not incur similar expenses in the first quarter of 2004.

LOSS FROM OPERATIONS. The loss from operations for the first quarter of 2005 of $542,089 reflects a 719% increase over the $75,357 loss reported for the first quarter of 2004. Decreased sales, lower gross margins and greater expenses in the first quarter of 2005 contributed to the Company's increased loss.

INTEREST EXPENSE. Net interest expense for the first quarter of 2005 increased to $101,285 from $72,923 in the first quarter of 2004. This increase is primarily due to increased borrowings.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005

assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $44 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.



LIQUIDITY AND CAPITAL RESOURCES

                                            MARCH 31, 2005    December 31, 2004
                                            --------------    -----------------
Cash and cash equivalents                    $    20,910        $   148,630
Working capital deficit                         (128,453)          (506,511)

Net cash used by operating activities in the first quarter 2005 was $348,602. Net cash used in the first quarter 2004 was $103,891. In 2005, the increase in cash used by operations was primarily due to the increase of the net loss [$643,374 (2005) and $148,280 (2004)]. The following expenses increased in the first quarter of 2005 when compared to the first quarter of 2004:

      o     Legal and accounting costs

      o Expenses recorded for beneficial conversion features of convertible debt, and

      o     Stock and warrant issuance costs

      o     Consulting expenses


Cash used in investing activities in the first quarter 2005 was $271,475 as compared to $130,312 in the first quarter 2004. The increase represents costs incurred and paid for in our debenture financing. However this cost is being amortized over the life of the debenture.

Cash provided by financing activities in the first quarter 2005 was $492,357 and in the first quarter 2004 was $248,500. These are primarily additional net borrowings from a debenture less repayments of shareholder loans.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our products, and effective management of accounts receivable. We expect to devote capital resources to improve our sales and marketing efforts, continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash as well as funds provided from debenture offerings in 2005.

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

On January 19, 2005 the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of March 31, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,100,000 in convertible debentures. During April 2005, subsequent to the Balance Sheet date, an additional $260,000 worth of debentures were issued.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005

Per a promissory note dated January 2004, Helenka Bodner, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of March 31, 2005, there was no loan balance on this note.

As of March 31, 2005, Helenka Bodner loaned the Company $10,597. The loan is to be repaid in 2005 and bears no interest and has no conversion features. If the loan is repaid after its due dates in 2005, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum from the date of the loan origination.

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval . In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of March 31, 2005 the loan balance to this second shareholder aggregated $1,932,099.

Resonance Limited, a shareholder, is owed $6,624 as of March 31, 2005. The loan bears no interest and is due on demand.

For the three months ended March 31, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000.

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                    Payments Due by Period      Future Payments
                    ----------------------      ---------------
                    <1 year                      $       43,571
                    1-3 years                         2,746,433
                    4th year                            366,666
                                                 --------------
                                                 $    3,156,670
                                                 ==============

In March 2005, the Company signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. This location will be our primary corporate office. The lease has a three-year initial term ending March 31, 2008 and a base rental rate

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


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

SUBSEQUENT EVENTS

The Company announced the appointment of Mr. D. Bruce Pattison as President and Chief Operating Officer, effective May 2, 2005. Mr. Pattison had been working closely with the Company as a consultant over the past five months. Mr. Pattison has over thirty years experience with technology based health-care companies serving both diagnostic and therapeutic market segments.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit index


EXHIBI
------

 10.16       Employment Agreement dated May 2, 2005 between the Company and
             D. Bruce Pattison.

    11       Earnings per share

  31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

  31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

  32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 2005.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 MARCH 31, 2005


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 10, 2005

                                              SALIVA DIAGNOSTIC SYSTEMS, INC.

                                              /S/
                                              -------------------------------
                                              Steven M. Peltzman
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                              DATE
                               Chairman of the Board, Chief
                               Executive Officer, And Director
/S/_______________________     (Principal Executive Officer)            May 13, 2005
Steven M. Peltzman


                               President And
                               Chief Operating Officer
/S/_______________________                                              May 13, 2005
D. Bruce Pattison

                               Chief Financial Officer And Director
/S/_______________________     (Principal Accounting Officer)           May 13, 2005
Leo Ehrlich


                               Director
/S/_______________________                                              May 13, 2005
Joseph Levi