Form 10QSB/A
period 2005-03-31
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2005-07-11
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 1O-QSB/A

                                 Amendment No. 1


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

                                Explanatory Note

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Saliva Diagnostic Systems Inc. (the Company) for the quarterly period ended March 31, 2005 is being filed to (a) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (b) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement of the Balance Sheet involves an adjustment of $929,250 to the additional paid-in capital account, recognition of $920,340 in deferred compensation cost and an adjustment of $8,910 to the selling, general and administrative expense on the Statement of Operations for the 550,000 options granted to an employee in March 2005.

The Statement of Cash Flows has been restated to reflect the compensation cost recognized related to option granted. Accordingly, management's discussion regarding Liquidity and Capital Resources has been revised to reflect the changes made.

Additionally, Note 4 to the Financial Statements has been added to provide additional detail on the option granted.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

   SALIVA DIAGNOSTIC SYSTEMS, INC.

                                  FORM 10-QSB/A
                                      INDEX


   PAGE

   PART I FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance sheets - March 31, 2005 (unaudited) and
           December 31, 2004................................................3

           Statements of Operations - Three Months Ended
           March 31, 2005 and 2004 (unaudited)..............................4

           Statements of Cash Flows- Three Months Ended
           March 31, 2005 and 2004 (unaudited)..............................5

           Notes to Financial Statements (unaudited)........................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           And Plan of Operation...........................................15

   Item 3. Controls and Procedures.........................................22


   PART II OTHER INFORMATION

   Item 1. Legal Proceedings...............................................23

   Item 2. Changes in Securities...........................................23

   Item 3. Defaults Upon Senior Securities.................................23

   Item 4. Submission of Matters to a Vote of Security Holders.............23

   Item 5. Other Information...............................................23

   Item 6. Exhibits and Reports on Form 8-K................................24

   Signatures.     25

   Certifications  26

  PART I FINANCIAL INFORMATION
  Item 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                          March 31, 2005   December 31,
                                                                                            (Unaudited)        2004
                                                                                           ------------    ------------
                                                                                            (Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                  $     20,910    $    148,630
Accounts receivable, net of allowance for doubtful accounts of $55,495 (2005) and (2004)        286,922         248,279
Inventories                                                                                      84,010         102,027

                                                                                           ------------    ------------
Total current assets                                                                            391,842         498,936

Property and equipment, net of accumulated depreciation of $528,567 and $518,675                113,562          73,269
Equipment under construction                                                                    664,401         603,111
Patents and trademarks, net of accumulated amortization of $117,827 and $115,220                 59,439          62,046
Deferred costs, less accumulated amortization of $167,748 and $141,600                          304,252         170,400
Deposits                                                                                            800             800

                                                                                           ------------    ------------
 TOTAL ASSETS                                                                              $  1,534,296    $  1,408,562
                                                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                                                             $         --    $     26,953
Note payable - shareholders                                                                      17,221         243,398
Accounts payable                                                                                 82,037         129,222
Customer advances                                                                                   455          18,465
Accrued expenses                                                                                 84,754         356,081
Accrued payroll expense to officers                                                             229,750         161,250
Payroll and payroll taxes payable                                                               106,078          70,078

                                                                                           ------------    ------------
Total current liabilities                                                                       520,295       1,005,447

LONG-TERM DEBT
Debenture payable                                                                             1,100,000              --
Note payable - shareholder                                                                    1,932,099       2,069,839

                                                                                           ------------    ------------
TOTAL LIABILITIES                                                                             3,552,394       3,075,286

                                                                                           ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares
     authorized, none issued and outstanding                                                         --              --
Common stock, $.001 par value, 50,000,000 shares authorized, issued and
     outstanding: 31,709,491 shares (2005) and 30,509,491 (2004)                                 31,709          30,509
Additional paid-in capital                                                                   43,293,106      42,073,056
Less: Deferred compensation                                                                    (920,340)
Accumulated deficit                                                                         (44,422,573)    (43,770,289)
                                                                                           ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                                  (2,018,098)     (1,666,724)
                                                                                           ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                               $  1,534,296    $  1,408,562
                                                                                           ============    ============



        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2005            2004
                                                      ------------    ------------
                                                       (Restated)
REVENUES:
Product Sales                                         $    264,473    $    280,198
Royalty Income                                                 546             921

                                                      ------------    ------------
                                                           265,019         281,119

COSTS OF PRODUCTS SOLD                                      94,346          73,317

                                                      ------------    ------------
Gross profit                                               170,673         207,802
                                                      ------------    ------------
OPERATING EXPENSES:
Research and development                                    77,000         210,000
Selling, general and administrative expense                644,672          73,159
                                                      ------------    ------------

                                                           721,672         283,159
                                                      ------------    ------------

Loss from operations                                      (550,999)        (75,357)

Interest expense                                          (101,285)        (72,923)
                                                      ------------    ------------
NET LOSS TO COMMON STOCKHOLDERS                       $   (652,284)   $   (148,280)
                                                      ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.02)   $      (0.01)
                                                      ============    ============

SHARES USED IN BASIC AND DILUTED NET LOSS PER SHARE     30,565,256      30,509,700
                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Three Months Ended March 31,
                                                                                                      ----------------------------
                                                                                                          2005            2004
                                                                                                      ------------    ------------
                                                                                                        (Restated)
OPERATING ACTIVITIES:
Net loss                                                                                              $   (652,284)   $   (148,280)
Adjustments to reconcile net loss to net cash  (used in) operating activities:
Depreciation and amortization                                                                               12,499           8,931
Amortization of deferred costs                                                                              26,148          21,300
Warrants issued for recruiting services                                                                    280,000              --
Amortization of Options granted to employee                                                                  8,910              --
Changes in assets and liabilities:
Accounts receivable                                                                                        (38,643)        (26,619)
Royalty receivable                                                                                              --           9,078
Subscription receivable                                                                                         --           2,000
Inventories                                                                                                 18,017         (26,348)
Other current assets                                                                                            --            (474)
Accounts payable, accrued payroll expense to officers and accrued expenses                                  (3,249)         56,521
                                                                                                      ------------    ------------
Net cash used in operating activities                                                                     (348,602)       (103,891)
                                                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                                       (111,475)       (130,312)
Deferred finance cost                                                                                     (160,000)             --
                                                                                                      ------------    ------------
Net cash used in investing activities                                                                     (271,475)       (130,312)
                                                                                                      ------------    ------------
Cash overdraft                                                                                             (26,953)             --
Proceeds from shareholder loans                                                                             30,000         522,000
Proceeds from issuance of debentures                                                                     1,100,000              --
Repayments of shareholder loans                                                                           (612,690)       (273,500)
Proceeds from issuance of common stock                                                                       2,000              --
                                                                                                      ------------    ------------
Net cash provided by financing activities                                                                  492,357         248,500
                                                                                                      ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                      (127,720)         14,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             148,630          24,182
                                                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $     20,910    $     38,479


SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the three month periods ended March 31, 2005 and 2004, the previous year's balance of accrued interest of $228,773 and $68,265, respectively, for a shareholder's loan was added to the
loan balance as principal                                                                             $    228,773    $     68,265
During the three month period ended March 31, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to
this stockholder                                                                                      $     10,000              --
During the three month period ended March 31, 2005, 550,000 options were granted to an employee and
recorded as Additional Paid in Capital and deferred compensation cost                                 $    929,250              --

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,422,573 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

4. Restatement

Subsequent to the filing of form 10-QSB for the period ended March 31, 2005, the Company determined that 550,000 options granted to an employee in March of 2005 was not recognized as required under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25") and related Interpretations to account for the options using the intrinsic value method.

In March of 2005, 550,000 options were granted to an employee per an employment agreement. The Company measured the options based on market value on the date of grant less the exercise price, discounted 30% for its restriction. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005.

On the date of grant, the Company recorded an increase in deferred compensation of $929,250 and corresponding increase in additional paid-in capital. The compensation cost related to the options will be deferred over the two-year employment period. An adjustment of $8,910 in the selling, general and administrative expense was recorded to reflect the amortized portion of the deferred compensation cost and as compensation expense for the period ended March 31, 2005. As a result, the balance sheet as of March 31, 2005 and statements of operations and cash flows for the three-month period ended March 31, 2005 were restated to reflect these changes. The table below details the items affected by the restatement:

                                              March 31, 2005
                                        ----------------------------
                                        As reported     As Restated
                                        ------------    ------------
      BALANCE SHEET:
          Additional paid-in capital    $ 42,363,856    $ 43,293,106
          Less: Deferred compensation             --        (920,340)
          Accumulated deficit            (44,413,663)    (44,422,573)

                                                         For the three months ended
                                                                March 31, 2005
                                                         ---------------------------
                                                         As reported    As Restated
                                                         -----------    -----------
      STATEMENT OF OPERATIONS:
          Selling, general and administrative expense   $    635,762    $    644,672
           Loss from operations                             (542,089)       (550,999)
          Net loss to common shareholders                   (643,374)       (652,284)

                                                         For the three months ended
                                                                March 31, 2005
                                                        ----------------------------
                                                         As reported     As Restated
                                                         -----------     -----------
      STATEMENT OF CASH FLOWS:
          Net loss                                      $   (643,374)   $   (652,284)
          Amortization of option granted to employees             --           8,910

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three months period ended March 31, 2005 using the Black-Scholes pricing model.





4. Restatement (Continued)

                                                       For the three months ended
                                                             March 31, 2005
                                                       --------------------------
      Net loss to common shareholders
          As reported                                         $   (652,284)
      Add: Stock-based employee compensation expense
      included in reported net loss, net of related tax
      affects                                                        8,910
      Deduct: Total stock-based employee compensation
      expense determined  under fair value based method for
      all awards, net of related tax affects
                                                                    (8,512)
                                                              ------------
          Pro forma                                           $   (651,886)
                                                              ============

      Basic and diluted net loss per share
          As reported                                         $      (0.02)
          Pro forma                                                  (0.02)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2005: expected volatility of 30%; risk-free interest rate of 4.197%; and expected lives of 5 years.

The effects of applying SFAS 123 (revised 2004) in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.


5. Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                  March 31, 2005      December 31, 2004
                                  --------------      -----------------

          Raw materials          $        72,771       $          87,407
          Finished goods                  11,239                  14,620
                                 ---------------       -----------------
                                 $        84,010       $        102,027
                                 ===============       ================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

6. Accrued Expenses
                                  March 31, 2005         December 31, 2004
                                  ---------------        ----------------

Accrued interest                  $        79,985        $        228,773
Accrued legal expense                          --                 112,500
Other accrued liabilities                   4,769                  14,808
                                  ---------------        ----------------
                                  $        84,754        $        356,081
                                  ===============        ================

7. Geographic Area Information
Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.


7. Geographic Area Information (Continued)

The following table represents total product sales revenue by geographic area:

                           Three months ended March 31,
                       -----------------------------------
                             2005               2004
                       ----------------   ----------------

      United States    $        147,608   $        133,966
      United Kingdom             80,948             95,339
      Africa                     26,490             26,300
      Others                      9,877             24,593
                       ----------------   ----------------
                       $        264,473   $        280,198
                       ================   ================

8.  Deferred Costs

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. In addition deferred costs include $160,000 of cost incurred for the issuance of debentures this quarter. As of March 31, 2005, net deferred costs were $304,252, which are being amortized over the lives of the respective loan and debentures.

9.  Debenture Payable

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

10.  Financing From Shareholders

Per a promissory note dated January 2004, Helenka Bodner, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip(TM)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

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


11. Shareholders' Equity Transactions

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

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $929,250 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $8,910 in the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended March 31, 2005.

12.  Contingencies

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

               Payments Due by Period            Future Payments
       ------------------------------------     ------------------
       <1 year                                   $       43,571
       1-3 years                                      2,746,433
       4th year                                         366,666
                                                 --------------
                                                 $    3,156,670
                                                 ==============

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

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

12.  Contingencies  (continued)

Economic Dependency

The Company had two customers that accounted for 87% of product sales (56% and 31%) during the first quarter of 2005 and 69% of product sales (35% and 34%) during the first quarter of 2004. The loss of these customers could have a material adverse effect on the Company.


13.  Subsequent Events

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,422,573 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 781% to $644,672 in the first quarter of 2005 from $73,159 in the first quarter of 2004. In the first quarter of 2005, the Company incurred significantly greater expenses for consulting of $60,000 and recruitment expenses of $380,000. Included in recruitment expenses are $280,000 of non-cash expenses associated with the issuance of shares and/or warrants for services rendered. The Company did not incur similar expenses in the first quarter of 2004.

LOSS FROM OPERATIONS. The loss from operations for the first quarter of 2005 of $550,999 reflects a 631% increase over the $75,357 loss reported for the first quarter of 2004. Decreased sales, lower gross margins and greater expenses in the first quarter of 2005 contributed to the Company's increased loss.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2005

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



LIQUIDITY AND CAPITAL RESOURCES

                                 March 31, 2005         December 31, 2004
                                ----------------       -------------------
Cash and cash equivalents        $       20,910         $      148,630
Working capital deficit                (128,453)              (506,511)

Net cash used by operating activities in the first quarter 2005 was $348,602. Net cash used in the first quarter 2004 was $103,891. In 2005, the increase in cash used by operations was primarily due to the increase of the net loss $652,284 (2005) and $148,280 (2004). The following expenses increased in the first quarter of 2005 when compared to the first quarter of 2004:

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

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $929,250 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $8,910 in the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended March 31, 2005. To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.




The following table lists the future payments required on debt and any other contractual obligations of the Company:

           Payments Due by Period              Future Payments
   -----------------------------------        -----------------
     <1 year                                    $       43,571
     1-3 years                                       2,746,433
     4th year                                          366,666
                                                --------------
                                                $    3,156,670
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

(a)  Exhibit index

Exhibit
-------

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

Dated:   July 8, 2005

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



SIGNATURE                                   TITLE                              DATE
                                 Chairman of the Board, Chief
                                 Executive Officer, And Director
/s/                              (Principal Executive Officer)               July 8, 2005
--------------------------
Steven M. Peltzman


                                 President And
                                 Chief Operating Officer
/s/                                                                          July 8, 2005
--------------------------
D. Bruce Pattison

                                 Chief Financial Officer And Director
/s/                              (Principal Accounting Officer)              July 8, 2005
--------------------------
Leo Ehrlich


                                 Director
/s/                                                                          July 8, 2005
--------------------------
Joseph Levi