Form 10QSB
period 2005-06-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2005-08-12
CIK 885534

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   FORM 1O-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 0-21284

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                         91-1549305
---------------------------------                         ------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

The number of shares outstanding of the Registrant's Common Stock as of August 10, 2005, 31,709,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                                      PAGE
   PART I FINANCIAL INFORMATION

   Item 1.         Financial Statements

                   Balance sheets - June 30, 2005 (unaudited) and
                   December 31, 2004...................................................3

                   Statements of Operations - Three Months and Six Months Ended
                   June 30, 2005 and 2004 (unaudited)..................................4

                   Statements of Cash Flows- Six Months Ended
                   June 30, 2005 and 2004 (unaudited)..................................5

                   Notes to Financial Statements (unaudited)...........................6

   Item 2.         Management's Discussion and Analysis of Financial Condition
                   And Plan of Operation..............................................12

   Item 3.         Controls and Procedures............................................19


   PART II OTHER INFORMATION

   Item 1.         Legal Proceedings..................................................20

   Item 2.         Changes in Securities..............................................20

   Item 3.         Defaults Upon Senior Securities....................................20

   Item 4.         Submission of Matters to a Vote of Security Holders................20

   Item 5.         Other Information..................................................20

   Item 6.         Exhibits...........................................................21

   Signatures. .......................................................................22

   Certifications ....................................................................23

   PART I FINANCIAL INFORMATION
         Item 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                                  June 30, 2005    December 31,
                                                                                   (Unaudited)         2004
                                                                                   ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                          $    308,122    $    148,630
Accounts receivable, net of allowance for doubtful accounts of $107,477 and
   $ 55,495                                                                              52,703         248,279
Inventories                                                                              88,967         102,027
Prepaid expenses                                                                         10,726              --
                                                                                   ------------    ------------
Total current assets                                                                    460,518         498,936

Property and equipment, net of accumulated depreciation of $538,672 and $518,675        114,711          73,269
Equipment under construction                                                            664,401         603,111
Patents and trademarks, net of accumulated amortization of $120,503 and $115,220         58,363          62,046
Deferred costs, less accumulated amortization of $198,743and $141,600                   273,257         170,400
Deposits                                                                                 13,500             800
                                                                                   ------------    ------------
 TOTAL ASSETS                                                                      $  1,584,750    $  1,408,562
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                                                     $         --    $     26,953
Note payable - shareholders                                                               6,624         243,398
Accounts payable                                                                         37,384         129,222
Customer advances                                                                        13,955          18,465
Accrued expenses                                                                        185,350         356,081
Accrued payroll expense to officers                                                     181,293         161,250
Payroll and payroll taxes payable                                                       118,261          70,078
                                                                                   ------------    ------------
Total current liabilities                                                               542,867       1,005,447

LONG-TERM DEBT
Debentures payable                                                                    1,510,000              --
Note payable - shareholder                                                            1,932,099       2,069,839
                                                                                   ------------    ------------
TOTAL LIABILITIES                                                                     3,984,966       3,075,286
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized,
none issued and outstanding                                                                  --              --
Common stock, $.001 par value, 50,000,000 shares authorized, issued
      and outstanding: 31,709,491 shares (2005) and 30,509,491 (2004)                    31,709          30,509
Additional paid-in capital                                                           43,553,856      42,073,056
Less: Deferred compensation                                                          (1,061,006)             --
Accumulated deficit                                                                 (44,924,775)    (43,770,289)
                                                                                   ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                          (2,400,216)     (1,666,724)
                                                                                   ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                       $  1,584,750    $  1,408,562
                                                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2005            2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
REVENUES:
Product Sales                                                         $    176,534    $    375,362    $    441,007    $    655,560
Royalty Income                                                                  --              --             546             921
                                                                      ------------    ------------    ------------    ------------
                                                                           176,534         375,362         441,553         656,481
COST OF PRODUCTS SOLD                                                       56,394         167,946         150,740         241,263
                                                                      ------------    ------------    ------------    ------------
Gross profit                                                               120,140         207,416         290,813         415,218
                                                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
Research and development                                                    84,556         155,000         161,556         365,000
Selling, general and administrative                                        308,131          79,018         663,893         152,060
Stock based compensation and employment recruiting expense-non cash        120,084              --         408,994              --
                                                                      ------------    ------------    ------------    ------------
                                                                           512,771         234,018       1,234,443         517,060
                                                                      ------------    ------------    ------------    ------------
Loss from operations                                                      (392,631)        (26,602)       (943,630)       (101,842)

INTEREST EXPENSE                                                          (109,571)        (83,443)       (210,856)       (156,483)
                                                                      ------------    ------------    ------------    ------------
NET LOSS TO COMMON STOCKHOLDERS                                       $   (502,202)   $   (110,045)   $ (1,154,486)   $   (258,325)
                                                                      ============    ============    ============    ============

NET  LOSS PER SHARE:
BASIC AND DILUTED                                                     $      (0.02)   $      (0.00)   $      (0.04)   $      (0.01)
                                                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED                                                       31,709,491      30,509,700      31,140,430      30,509,700
                                                                      ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                   ----------------------------
                                                                                       2005            2004
                                                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                                           $ (1,154,486)   $   (258,325)
Adjustments to reconcile net loss to net cash  (used in) operating activities:
Depreciation and amortization                                                            25,280          18,330
Bad debt expense                                                                         51,982              --
Amortization of deferred costs                                                           57,143          42,599
Warrants issued for recruiting services                                                 280,000              --
Amortization of options granted to employees                                            128,994              --
Changes in assets and liabilities:
Accounts receivable                                                                     143,594         (64,385)
Royalty receivable                                                                           --           9,078
Subscription receivable                                                                      --           2,000
Inventories                                                                              13,060         (41,899)
Other current assets                                                                    (23,426)        (19,079)
Accounts payable, accrued payroll expense to officers and accrued expenses               29,920         109,124
                                                                                   ------------    ------------
Net cash used in operating activities                                                  (447,939)       (202,557)
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (122,729)       (225,132)
Acquisitions of patents and trademarks                                                   (1,600)        (11,270)
Deferred finance cost                                                                  (160,000)             --
                                                                                   ------------    ------------
Net cash used in investing activities                                                  (284,329)       (236,402)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                          (26,953)             --
Proceeds from shareholder loans                                                          30,000       1,097,277
Proceeds from issuance of debentures                                                  1,510,000              --
Repayments of shareholder loans                                                        (623,287)       (678,540)
Proceeds from issuance of common stock                                                    2,000              --
                                                                                   ------------    ------------
Net cash provided by financing activities                                               891,760         418,737
                                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    159,492         (20,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          148,630          24,182
                                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    308,122    $      3,960
                                                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the six month periods ended June 30, 2005 and 2004, the previous year's balance of accrued interest of $228,773 and $68,265, respectively, for a
shareholder's loan was added to the loan balance as principal                      $    228,773    $     68,265

During the six month period ended June 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of
$ 10,000 was offset to a note payable to this stockholder                          $     10,000              --

During the six month period ended June 30, 2005, 550,000 options were granted to each of two employees and recorded as Additional paid in capital and deferred
compensation cost                                                                  $  1,190,000              --

        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

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

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip(TM) Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted all the modules of the Pre-Market Approval (PMA) to the FDA. The FDA has requested certain additional testing and the Company is presently completing these tests. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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

The accompanying unaudited financial statements as of and for the three and six month periods ended June 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2004, is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any other portion thereof.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

2.    Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,924,775 at June 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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


3.    Summary Of Significant Accounting Policies

Basis of Presentation:

In the opinion of management, the accompanying unaudited Financial Statements present fairly the financial position at June 30, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2004) and additional financial information, see the Company's annual report on Form 10-KSB filed March 31, 2005.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

3. Summary Of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications
Certain reclassifications have been made in the December 31, 2004 financial statements to conform to the current fiscal year presentation.

4. Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

                                     June 30, 2005       December 31, 2004
                                    ---------------      -----------------

          Raw materials             $        67,808      $          87,407
          Finished goods                     21,159                 14,620
                                    ---------------      -----------------
                                    $        88,967      $         102,027
                                    ===============      =================


5. Accrued Expenses
                                     June 30, 2005         December 31, 2004
                                     -------------         -----------------

Accrued interest                    $        168,256       $        228,773
Accrued legal expense                              -                112,500
Other accrued liabilities                                            14,808
                                    ----------------       ----------------
                                    $        185,350       $        356,081
                                    ================       ================

6. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

                    For the three months           For the six months
                        ended June 30,               ended June 30,
                 ---------------------------   ---------------------------
                     2005           2004           2005           2004
                 ------------   ------------   ------------   ------------

United States    $      3,890   $    213,854   $    151,498   $    347,820
United Kingdom        148,906        112,661        229,404        208,000
Africa                 22,248         40,600         48,738         66,900
Other                   1,490          8,247         11,367         32,840
                 ------------   ------------   ------------   ------------
                 $    176,534   $    375,362   $    441,007   $    655,560
                 ============   ============   ============   ============

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

7.  Deferred Costs

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of June 30, 2005, net deferred costs were $273,257, which are being amortized over the lives of the respective loan and debentures.

8.  Debenture Payable

On January 19, 2005, the Company's board authorized the issuance of up to three million dollars of convertible debentures to be repaid in twelve quarterly installments commencing April 1, 2006. The debentures carry an interest rate of 9% per annum and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of June 30, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,510,000 in convertible debentures.

9.  Stock-Based Compensation

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

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and six month periods ended June 30, 2005 and 2004 using the Black-Scholes pricing model:

                                                        Three months ended June 30       Six months ended June 30
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Net loss to common shareholders
    As reported                                        $   (502,202)   $   (110,045)   $ (1,154,486)   $   (258,325)
Add: Stock-based employee compensation expense
included in reported net loss, net of related tax
affects                                                     120,084              --         128,994              --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax affects
                                                           (114,326)             --        (122,838)             --
                                                       ------------    ------------    ------------    ------------
    Pro forma                                          $   (496,444)   $   (110,045)   $ (1,148,330)   $   (258,325)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share
    As reported                                        $      (0.02)   $      (0.00)   $      (0.04)   $      (0.01)
    Pro forma                                                 (0.02)          (0.00)          (0.04)          (0.01)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

9.  Stock-Based Compensation (continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six month period ended June 30, 2005: expected volatility of 30%; average risk-free interest rate of 3.87%; and expected lives of 5 years.

The effects of applying SFAS 123 (revised 2004) in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

10. Financing From Shareholders

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of June 30, 2005 the loan balance to this shareholder aggregated $1,932,099.

Resonance Limited, a shareholder, is owed $6,624 as of June 30, 2005. The loan bears no interest and is due on demand.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000. These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

11. Shareholders' Equity Transactions

For the six month period ended June 30, 2005, 550,000 stock options were granted to each of two employees per employment agreements. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $1,190,000 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. An adjustment of $128,994 in the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended June 30, 2005.

12.  Contingencies

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                          Payments Due by Period             Future Payments

                    <1 year                                     $      162,344
                    1-3 years                                        3,009,640
                    4th year                                           377,500
                                                                --------------
                                                                $    3,549,484

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

12.  Contingencies (continued)

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


Legal Matters

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company has filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery has been stayed pending the Court's ruling interpreting the patent claims. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company's HEMA STRIP trademark, would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. The Company did not respond to the Petition and in and around December 2000, the Company received notice that its Trademark Registration No. 2,240,324 was cancelled. In October 2003, the Company filed to re-register the HEMA STRIP trademark in the U.S. Patent and Trademark Office, and in April 2004 filed in Europe. Bayer has filed opposition to the Company's new trademark application in the U.S., and the Company is currently in discussions with Bayer to resolve this matter.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.


Economic Dependency


The Company had two customers that accounted for 87% of product sales (53% and 34%) during the first six months of 2005, and two customers that accounted for 69% (36% and 33%) during the first six months of 2004.

During the second quarter of 2005, the Company had one customer that accounted for 87% of product sales.

The loss of any of these customers could have a material adverse effect on the Company.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

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

The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials of our HIV rapid test. The Company is completing a small study of 200 samples and expects to complete its data base with that information in the third quarter 2005. Following that, the Company expects its contract manufacturer
(ABMC) to be audited by the FDA. Typically several months pass, following a successful inspection and submission of a completed PMA, to receive notification. In addition to the US., the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.


The IDE, Clinical Trials, and application modules are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

General (Continued)

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. Recently, the need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New England Journal of Medicine's Editorial pages. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets as well as in the U.S. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,924,775 at June 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be sufficient to maintain the Company's operations through the remainder of 2005. However, the Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.5 million dollars. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

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

The Company believes there have been no significant changes, during the six months ended June 30, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2005 Compared to Second Quarter and First six Months of 2004

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased 53% to $176,534 in the second quarter of 2005 from $375,362 in the second quarter of 2004 and decreased 33% to $441,553 in the first six months of 2005 from $656,481 in the first six months of 2004. The Company is continuing to seek new markets and sales opportunities for its products. The decrease in sales is primarily due to a large stocking inventory shipment of our saliva collector in 2004 by one of our customers and a slowing down of sales by this same distributor in 2005.

During the first six months of 2005 and 2004, the Company's revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 87% of product sales (53% and 34%) during the first six months of 2005, and two customers that accounted for 69% (36% and 33%) during the first six months of 2004.

During the second quarter of 2005, the Company had one customer that accounted for 87% of product sales.

The loss of any of these customers could have a material adverse effect on the Company.

Cost of products sold: Costs of products sold decreased to $56,394 (32% of product sales) in the second quarter of 2005 from $167,946 (45% of product sales) in the second quarter of 2004, and decreased to $150,740 (34% of product sales) in the first six months of 2005 from $241,263 (37% of product sales) in the first six months of 2004 due to decreased sales activity. The increase in Gross Margins was attributable to a reduction of scrap rates incurred validating new machinery in conformity with Good Manufacturing Practices (GMP) in 2004. This incurs labor costs and running the machinery while consuming materials as if it were a normal production cycle. However the product produced is used only for evaluation and is thereafter scrapped.

Research and development expenses: Research and development expenses decreased to $84,556 in the second quarter of 2005 from $155,000 in the second quarter of 2004 and decreased to $161,556 in the first six months of 2005 from $365,000 in the first six months of 2004.

The decrease is due to fewer expenses incurred in the first quarter of 2005 for:

      o     the Hema-Strip(TM) HIV test clinical trials
      o     the preparation of documents for FDA submissions

R&D costs for Hema-Strip(TM) HIV are expected to continue in 2005 until such time that we receive FDA approval to market the test in the U.S. Hema-Strip(TM) HIV R&D costs in 2005 are estimated at $200,000. The Company expects total R&D costs to increase in 2005 should it begin clinical trials for a new product.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 290% to $308,131 in the second quarter of 2005 from $79,018 in the second quarter of 2004 and increased 337% to $663,893 in the first six months of 2005 from $152,060 in the first six months of 2004. This increase is due to significantly greater expenses for consulting, recruitment expenses, bad debt expense, and payroll.

Stock based compensation and employment recruiting expense-non cash: The increase in non-cash expenses of $120,084 incurred in the second quarter of 2005 and of $408,994 incurred in the first six months of 2005, was attributed to amortization of options granted to two new employees and non-cash expenses associated with the issuance of shares and/or warrants for services. The Company had not incurred similar expenses in the first quarter and in the first six months of 2004.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Loss from operations: The loss from operations for the second quarter of 2005 of $392,631 reflects a significant increase in loss from the $26,602 loss reported for the second quarter of 2004; and the loss from operations for the first six months of 2005 of $943,630 reflects a 827% increase from the $101,842 loss reported for the first six months of 2004. Decreased sales and greater expenses in 2005 contributed to the Company's increased loss.

Interest expense: Interest expense increased to $109,571 in the second quarter of 2005 from $83,443 in the second quarter of 2004 and increased to $210,856 in the first six months of 2005 from $156,483 in the first six months of 2004 due to increased borrowings associated with the convertible debentures in 2005.

Income taxes. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $45million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.


LIQUIDITY AND CAPITAL RESOURCES

                                       June 30, 2005         December 31, 2004
Cash and cash equivalents          $      308,122           $      148,630
Working capital (deficit)                 (82,349)                (506,511)

Net cash used in operating activities in the first six months of 2005 was $447,939. Net cash used in the first six months of 2004 was $202,557. In 2005, the increase in cash used in operations was primarily due to the increase of the net loss $1,154,486 (2005) and $258,325 (2004). The following expenses increased in the first six months of 2005 when compared to the first six months of 2004:

      o     Legal and accounting costs
      o Expenses recorded for beneficial conversion features of convertible debt, and
      o     Stock and warrant issuance costs
      o     Consulting expenses
      o     Payroll expenses

Cash used in investing activities in the first six months of 2005 was $284,329 as compared to $236,402 in the first six months of 2004. The increase represents costs incurred and paid for in our debenture financing. However this cost is being amortized over the life of the debenture.

Cash provided by financing activities in the first six months of 2005 was $891,760, and in the first six months of 2004 was $418,737. For the first six months of 2005, the cash provided by financing activities are primarily additional net borrowings of $1,510,000 from a debenture less net repayments of shareholder loans of $593,287 . The cash provided by financing activities in the first six months of 2004 are the net amounts of shareholder loans to the Company.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our products, and effective management of accounts receivable. We expect to devote

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

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

On January 19, 2005 the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of June 30, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,510,000 in convertible debentures.

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of June 30, 2005 the loan balance to this shareholder aggregated $1,932,099.

Resonance Limited, a shareholder, is owed $6,624 as of June 30, 2005. The loan bears no interest and is due on demand.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000.

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $614,250 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $82,461 in selling, general and administrative expense was recorded to recognize the compensation expense for the period ended June 30, 2005.

In May of 2005, 550,000 stock options were granted to another employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $575,750 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $46,533 in selling, general and administrative expense was recorded to recognize the compensation expense for the period ended June 30, 2005.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                Payments Due by Period             Future Payments
       --------------------------------------      ---------------
       <1 year                                     $      162,344
       1-3 years                                        3,009,640
       4th year                                           377,500
                                                   --------------
                                                   $    3,549,484

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (our former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company has filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery has been stayed pending the Court's ruling interpreting the patent claims. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.


In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company's HEMA STRIP trademark, would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. In 2000, the Company received notice that its Trademark Registration No. 2,240,324 was cancelled. In October 2003, the Company filed to re-register the HEMA STRIP trademark in the U.S. Patent and Trademark Office, and in April 2004 filed in Europe. Bayer has filed opposition to the Company's new trademark application in the U.S., and the Company is currently in discussions with Bayer to resolve this matter.
Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.



Item 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

ITEM 6. EXHIBITS

Exhibi

------

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   August 10, 2005

                                        SALIVA DIAGNOSTIC SYSTEMS, INC.

                                        /s/
                                        -----------------------
                                        Steven M. Peltzman
                                        Chief Executive Officer


                                        /s/
                                        -----------------------
                                        Leo Ehrlich
                                        Chief Financial Officer