Form 10QSB
period 2005-09-30
SALIVA DIAGNOSTIC SYSTEMS INC
filed 2005-11-15
CIK 885534

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No []

The number of shares outstanding of the Registrant's Common Stock as of November 10, 2005, 31,769,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]
================================================================================

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                                     PAGE
   PART I FINANCIAL INFORMATION

   Item 1.         Financial Statements

                   Balance sheets - September 30, 2005 (unaudited) and
                   December 31, 2004....................................................................................3

                   Statements of Operations - Three Months and Nine Months Ended
                   September 30, 2005 and 2004 (unaudited)..............................................................4

                   Statements of Cash Flows- Nine Months Ended
                   September 30, 2005 and 2004 (unaudited)..............................................................5

                   Notes to Financial Statements (unaudited)............................................................6

   Item 2.         Management's Discussion and Analysis of Financial Condition
                   And Plan of Operation...............................................................................12

   Item 3.         Controls and Procedures.............................................................................19


   PART II OTHER INFORMATION

   Item 1.         Legal Proceedings...................................................................................20

   Item 2.         Changes in Securities...............................................................................20

   Item 3.         Defaults Upon Senior Securities.....................................................................20

   Item 4.         Submission of Matters to a Vote of Security Holders.................................................20

   Item 5.         Other Information...................................................................................20

   Item 6.         Exhibits............................................................................................21

   Signatures..........................................................................................................22

   Certifications......................................................................................................23

   PART I FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS



                                                                                             SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                                                 (UNAUDITED)
                                                                                                -------------        -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                        $     20,861      $    148,630
Accounts receivable, net of allowance for doubtful accounts of $107,477 and $ 55,495                  120,353           248,279
Inventories                                                                                            70,313           102,027
                                                                                                 ------------      -------------
Total current assets                                                                                  211,527           498,936

Property and equipment, net of accumulated depreciation of $549,038 and $518,675                      104,345            73,269
Equipment under construction                                                                          664,401           603,111
Patents and trademarks, net of accumulated amortization of $123,109 and $115,220                       55,757            62,046
Deferred costs, less accumulated amortization of $229,744 and $141,600                                242,256           170,400
Deposits                                                                                               13,500               800
                                                                                                 ------------      -------------
 TOTAL ASSETS                                                                                    $  1,291,786      $  1,408,562
                                                                                                 ============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Bank overdraft                                                                                   $         --      $     26,953
Note payable - shareholders                                                                             6,624           243,398
Accounts payable                                                                                       70,911           129,222
Customer advances                                                                                         455            18,465
Accrued expenses                                                                                      262,700           356,081
Accrued payroll expense to officers                                                                   180,818           161,250
Payroll and payroll taxes payable                                                                      62,415            70,078
Debentures payable                                                                                    241,667
                                                                                                 ------------      -------------
Total current liabilities                                                                             825,590         1,005,447

LONG-TERM DEBT
Debentures payable                                                                                  1,208,333                --
Note payable - shareholder                                                                          1,932,099         2,069,839
                                                                                                 ------------      -------------
TOTAL LIABILITIES                                                                                   3,966,022         3,075,286
                                                                                                 ------------      -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and
     outstanding                                                                                           --                --
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding:
     31,769,491 shares (2005) and 30,509,491 (2004)                                                    31,769            30,509
Additional paid-in capital                                                                         43,368,096        42,073,056
Less: Deferred compensation                                                                          (722,720)               --
Accumulated deficit                                                                               (45,351,381)      (43,770,289)
                                                                                                 ------------      -------------
TOTAL SHAREHOLDERS' DEFICIT                                                                        (2,674,236)       (1,666,724)
                                                                                                 ------------      -------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                     $  1,291,786      $  1,408,562
                                                                                                 ============      =============


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          ------------------------------      ------------------------------
                                                              2005              2004              2005              2004
                                                          ------------      ------------      ------------      ------------
REVENUES:
Product Sales                                             $    204,846      $    392,915      $    645,853      $  1,048,474
Royalty Income                                                      --                --               546               922
                                                          ------------      ------------      ------------      ------------
                                                               204,846           392,915           646,399         1,049,396
COST OF PRODUCTS SOLD                                           75,500           128,987           226,240           370,251
                                                          ------------      ------------      ------------      ------------
Gross profit                                                   129,346           263,928           420,159           679,145
                                                          ------------      ------------      ------------      ------------
OPERATING EXPENSES:
Research and development                                       102,449            35,925           264,005           400,925
Selling, general and administrative                            247,058           136,845           910,951           288,905
Stock based compensation and employment recruiting
expense-non cash                                                92,586                --           501,580                --
                                                          ------------      ------------      ------------      ------------
                                                               442,093           172,770         1,676,536           689,830
                                                          ------------      ------------      ------------      ------------
(Loss) income from operations                                 (312,747)           91,158        (1,256,37)           (10,685)

INTEREST EXPENSE                                              (113,859)          (80,299)         (324,715)         (236,782)
                                                          ------------      ------------      ------------      ------------
NET (LOSS) INCOME TO COMMON STOCKHOLDERS                  $   (426,606)     $     10,859       $(1,581,09)      $   (247,467)
                                                          ============      ============      ============      ============
NET  LOSS PER SHARE:
BASIC AND DILUTED                                         $      (0.01)     $      (0.00)     $      (0.05)     $      (0.01)
                                                          ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED                                            31,720,57         30,509,70         31,335,93        30,509,700
                                                          ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                        2005             2004
                                                                                     -----------      -----------
OPERATING ACTIVITIES:
Net loss                                                                             $(1,581,092)     $  (247,467)
Adjustments to reconcile net loss to net cash  (used in) operating activities:
Depreciation and amortization                                                             38,252           28,215
Bad debt expense                                                                          51,982               --
Amortization of deferred costs                                                            88,144           63,899
Warrants issued for recruiting services                                                  280,000               --
Amortization of options granted to employees                                             221,580               --
Changes in assets and liabilities:
Accounts receivable                                                                       75,944         (123,007)
Royalty receivable                                                                            --            9,078
Subscription receivable                                                                       --            2,000
Inventories                                                                               31,714          (55,014)
Other current assets                                                                     (12,700)         (37,586)
Accounts payable, accrued payroll expense to officers and accrued expenses                70,976          303,782
                                                                                     -----------      -----------
Net cash used in operating activities                                                   (735,200)         (56,100)
                                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                     (122,729)        (391,859)
Acquisitions of patents and trademarks                                                    (1,600)         (13,710)
Deferred finance cost                                                                   (160,000)              --
                                                                                     -----------      -----------
Net cash used in investing activities                                                   (284,329)        (405,569)
                                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                           (26,953)              --
Proceeds from shareholder loans                                                           30,000        1,335,858
Proceeds from issuance of debentures                                                   1,510,000               --
Repayments of shareholder loans                                                         (623,287)        (879,657)
Proceeds from issuance of common stock                                                     2,000               --
                                                                                     -----------      -----------
Net cash provided by financing activities                                                891,760          456,201
                                                                                     -----------      -----------
NET  DECREASE  IN CASH AND CASH EQUIVALENTS                                             (127,769)          (5,468)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           148,630           24,182
                                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    20,861      $    18,714
                                                                                     ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                             $        --      $       124
Cash paid during the period for taxes                                                $       830      $     1,428

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the nine month  periods ended  September 30, 2005 and 2004,  the previous year's balance of accrued interest of $228,773 and $68,265,  respectively, for a
shareholder's loan was added to the loan balance as principal                        $   228,773      $   143,128

During the nine month  period ended  September  30,  2005,  1,000,000  shares of common stock were issued for a warrant conversion at $.01 per share. Payment due
of $10,000 was offset to a note payable to this stockholder                          $    10,000      $        --

During the nine month period ended  September  30,  2005,  550,000  options were granted to each of two employees and recorded as Additional paid in capital and
deferred compensation cost                                                           $   944,300      $        --

Conversion of debentures payable into common stock                                   $    60,000      $        --


        The accompanying notes are an integral part of these statements.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip(TM) Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003.
Thereafter, the Company conducted its clinical trials and submitted all the modules of the Pre-Market Approval (PMA) to the FDA. The FDA requested certain additional testing and the Company has completed and in the next thirty days, will submit a Supplemental Study to satisfy this request. The Company is currently waiting for the FDA to complete its audits of certain clinical sites and of the Company's contract manufacturer. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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

The accompanying unaudited financial statements as of and for the three and nine month periods ended September 30, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2004, is derived from Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any other portion thereof.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


2.       SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,351,381 at September 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited Financial Statements present fairly the financial position at September 30, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications
Certain reclassifications have been made to the December 31, 2004 financial statements to conform to the current fiscal year presentation.

4. INVENTORIES

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:


                                          SEPTEMBER 30, 2005    December 31, 2004
                                          ------------------    -----------------
Raw materials                                $ 66,793               $ 87,407
Finished goods                                  3,520                 14,620
                                             --------               --------
                                             $ 70,313               $102,027
                                             ========               ========

5. ACCRUED EXPENSES

                                          SEPTEMBER 30, 2005    December 31, 2004
                                          ------------------    -----------------
Accrued interest                             $260,817               $228,773
Accrued legal expense                              --                112,500
Other accrued liabilities                       1,883                 14,808
                                             --------               --------
                                             $262,700               $356,081
                                             ========               ========

6. GEOGRAPHIC AREA INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.


The following table represents total product sales revenue by geographic area:

                        FOR THE THREE MONTHS               FOR THE NINE MONTHS
                         ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                     ---------------------------       ---------------------------
                           2005             2004             2005             2004
                     ----------       ----------       ----------       ----------
United States        $      600       $  182,136       $  152,098       $  529,956
United Kingdom          147,373          163,932          376,777          371,932
Africa                   12,932           44,650           61,670          111,550
Other                    43,941            2,197           55,308           35,036
                     ----------       ----------       ----------       ----------
                     $  204,846       $  392,915       $  645,853       $1,048,474
                     ==========       ==========       ==========       ==========

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


7.  DEFERRED COSTS

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of September 30, 2005, net deferred costs were $242,256, which are being amortized over the lives of the respective loan and debentures.

8.  DEBENTURE PAYABLE

On January 19, 2005, the Company's board authorized the issuance of up to three million dollars of convertible debentures to be repaid in twelve quarterly installments commencing April 1, 2006. The debentures carry an interest rate of 9% per annum and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of September 30, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000.

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

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and nine month periods ended September 30, 2005 and 2004 using the Black-Scholes pricing model:

                                                         Three months ended September 30    Nine months ended September 30
                                                           ----------------------------      ----------------------------
                                                               2005             2004             2005             2004
                                                           -----------      -----------      -----------      -----------
Net (loss) income to common shareholders
    As reported                                            $  (426,606)     $    10,859      $(1,581,092)     $  (247,467)
Add: Stock-based employee compensation expense
included in reported net loss, net of related  tax
affects                                                         92,586               --          221,580               --
Deduct: Total stock-based employee compensation
expense  determined  under fair value based method for
all awards, net of related tax affects
                                                               (90,428)              --         (213,266)              --
                                                           -----------      -----------      -----------      -----------
    Pro forma                                              $  (424,448)     $    10,859      $(1,572,778)     $  (247,467)
                                                           ===========      ===========      ===========      ===========
Basic and diluted net loss per share
    As reported                                            $     (0.01)     $     (0.00)     $     (0.05)     $     (0.01)
    Pro forma                                                    (0.01)           (0.00)           (0.05)           (0.01)

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


9.  STOCK-BASED COMPENSATION (CONTINUED)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine month period ended September 30, 2005: expected volatility of 30%; average risk-free interest rate of 3.56%; and expected lives of 5 years.

The effects of applying SFAS 123 (revised 2004) in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices. The Company will adopt SFAS 123(R ) as required as of January 1, 2006.

10. FINANCING FROM SHAREHOLDERS

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of September 30, 2005 the loan balance to this shareholder aggregated $1,932,099 which is all shown as long term liability since the Company does not expect to repay any of this loan during the next twelve months. An additional amount of $180,805 of interest on this note has been incurred during the first nine months of 2005, and is shown in accrued expenses.

Resonance Limited, a shareholder, is owed $6,624 as of September 30, 2005. The loan bears no interest and is due on demand.

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

11. SHAREHOLDERS' EQUITY TRANSACTIONS

For the nine month period ended September 30, 2005, 550,000 stock options were granted to each of two employees per employment agreements. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $1,190,000 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. An adjustment of $221,580 to the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended September 30, 2005.

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period. (See Note 8).

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


12.  CONTINGENCIES

The following table lists the future payments required on debt and any other contractual obligations of the Company:

                   Payments Due by Period                   Future Payments
       -----------------------------------------            ---------------
       <1 year                                                $   281,716
       1-3 years                                                2,959,515
       4th year                                                   241,667
                                                              -----------
                                                              $ 3,482,898

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

Legal Matters

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that SDS' broader interpretation of SDS' patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by SDS' '864 patent.

With the broad scope of the '864 patent now established, SDS will seek an expedited Court schedule for remaining proceedings to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device. SDS considers this a major victory in the matter.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA
STRIP. The petition alleged that the Company's HEMA STRIP trademark, would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. The Company has settled this matter with Bayer and will change its brand name in a manner consistent with this agreement.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

Economic Dependency

The Company had two customers that accounted for 82% of product sales (58% and 24%) during the first nine months of 2005, and two customers that accounted for 68% (36% and 32%) during the first nine months of 2004.

During the third quarter of 2005, the Company had one customer that accounted for 58% of product sales.

The loss of any of these customers could have a material adverse effect on the Company.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

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

The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials of our HIV rapid test. The Company has completed a small SUPPLEMENTAL study of 200 samples which completes its data base for the upcoming submission to the FDA. The Supplemental Study will be submitted to the FDA in the next thirty days.  Following  that,  the Company  expects its  contract  manufacturer
(ABMC) to be audited by the FDA.  Typically,  several  months  pass  following a successful inspection and submission of a completed PMA, to receive notification. In addition to the US, the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.

The IDE, Clinical Trials, and application modules are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

GENERAL (CONTINUED)

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. Recently, the need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New England Journal of Medicine's Editorial pages. Even more recently, the FDA has decided to conduct hearings to discuss the potential need, requirements, and issues of Over The Counter marketing of HIV tests. The first of these hearings will be held in November 2005. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets as well as in the U.S. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

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

The Company has also signed a distribution agreement with Medsource Ozone Biomedicals for distribution of our HemaStrip(TM) and SeroStrip products throughout India.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,351,381 at September 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to maintain the Company's operations through the remainder of 2005. The Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.5 million dollars. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

The Company believes there have been no significant changes, during the nine months ended September 30, 2005, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 2005 Compared to Third Quarter and First nine Months of 2004:

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 48% to $204,846 in the third quarter of 2005, from $392,915 in the third quarter of 2004, and decreased 38% to $646,399 in the first nine months of 2005, from $1,049,396 in the first nine months of 2004. The Company is continuing to seek new markets and sales opportunities for its products. The decrease in sales is primarily due to a large stocking inventory shipment of our saliva collector in 2004 by one of our customers and a slowing down of sales by this same customer in 2005.

During the first nine months of 2005 and 2004, the Company's revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 82% of product sales (58% and 24%) during the first nine months of 2005, and two customers that accounted for 68% (36% and 32%) during the first nine months of 2004.

During the third quarter of 2005, the Company had one customer that accounted for 58% of product sales

The loss of any of these customers could have a material adverse effect on the Company.

COST OF PRODUCTS SOLD: Costs of products sold decreased to $75,500 (37% of product sales) in the third quarter of 2005 from $128,987 (33% of product sales) in the third quarter of 2004, and decreased to $226,240 (35% of product sales) in the first nine months of 2005 from $370,251 (35% of product sales) in the first nine months of 2004 due to decreased sales activity. The decrease in the quality of Gross Margins was attributable to price increases from suppliers which we were unable to pass on to our customers.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses increased to $102,449 in the third quarter of 2005 from $35,925 in the third quarter of 2004 and decreased to $264,005 in the first nine months of 2005 from $400,925 in the first nine months of 2004. The Company is seeking a PMA (PreMarket Approval Application) for its HIV rapid test from the FDA This category includes costs incurred for this PMA, regulatory approvals, product evaluations registrations, and clinical studies.

The increase in the third quarter is due to:

      o additional HIV test clinical trial costs which amounted to $9,942 in the third quarter of 2005
      o additional consulting costs associated with the Food and Drug Administration PMA submissions. These consultant costs totaled $92,507 in the third quarter of 2005.

R&D costs for Hema-Strip(TM) HIV are expected to continue at the third quarter level in the 4th quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 81% to $247,058 in the third quarter of 2005 from $136,845 in the third quarter of 2004 and increased 215% to $910,951 in the first nine months of 2005 from $288,905 in the first nine months of 2004. These increases are due to significantly greater expenses for consulting, recruitment expenses, bad debt expense, and payroll.

STOCK BASED COMPENSATION AND EMPLOYMENT RECRUITING EXPENSE-NON CASH: The increase in non-cash expenses of $92,586 incurred in the third quarter of 2005 and of $501,580 incurred in the first nine months of 2005, was attributed to amortization of options granted to two new employees and non-cash expenses associated with the issuance of shares and/or warrants for services. The Company had not incurred similar expenses in the first quarter and in the first nine months of 2004.

LOSS FROM OPERATIONS: The loss from operations for the third quarter of 2005 of $312,747 reflects a significant increase in loss from the $91,158 income reported for the third quarter of 2004; and the loss from operations for the first nine months of 2005 of $1,256,377 reflects a 11,658% increase from the $10,685 loss reported for the first nine months of 2004. Decreased sales and greater expenses in 2005 contributed to the Company's increased loss.

INTEREST EXPENSE: Interest expense increased to $113,859 in the third quarter of 2005 from $80,299 in the third quarter of 2004 and increased to $324,715 in the first nine months of 2005 from $236,782 in the first nine months of 2004 due to increased borrowings associated with the convertible debentures in 2005.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $45 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

                                            SEPTEMBER 30, 2005      December 31, 2004
                                            ------------------      -----------------
Cash and cash equivalents                       $  20,861             $ 148,630
Working capital (deficit)                        (614,063)             (506,511)

Net cash used in operating activities in the first nine months of 2005 was $735,200. Net cash used in the first nine months of 2004 was $56,100. In 2005, the increase in cash used in operations was primarily due to the increase of the net loss $1,581,092 (2005) and $247,467 (2004). The following expenses increased in the first nine months of 2005 when compared to the first nine months of 2004:

      o     Legal and accounting costs
      o Expenses recorded for beneficial conversion features of convertible debt, and
      o     Stock and warrant issuance costs
      o     Consulting expenses
      o     Payroll expenses

Cash used in investing activities in the first nine months of 2005 was $284,329 as compared to $405,569 in the first nine months of 2004. The increase represents costs incurred and paid for in our debenture financing. However this cost is being amortized over the life of the debenture.

Cash provided by financing activities in the first nine months of 2005 was $891,760, and in the first nine months of 2004 was $456,201. For the first nine months of 2005, the cash provided by financing activities are primarily additional net borrowings of $1,510,000 from a debenture less net repayments of shareholder loans of $593,287 . The cash provided by financing activities in the first nine months of 2004 are the net amounts of shareholder loans to the Company.

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

Since inception, the Company has financed its capital requirements through the proceeds from its public offering of common stock in March 1993 and the exercise of common stock purchase warrants pursuant to such offering, proceeds from sales of convertible debentures, proceeds from private placements of common stock, the exercise of common stock purchase warrants and stock options and loans.

On January 19, 2005 the Company's board authorized the issuance of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of September 30, 2005, the Company had not closed the entire funding but had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Per a promissory note dated February 2003, Jules Nordlicht, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of September 30, 2005 the loan balance to this shareholder aggregated $1,932,099 which is reflected as a long term liability. An additional amount of $180,805 of interest on this note has been incurred during the first nine months of 2005 and remains owed as of September 30, 2005.

Resonance Limited, a shareholder, is owed $6,624 as of September 30, 2005. The loan bears no interest and is due on demand.

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

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $614,250 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $127,898 in selling, general and administrative expense was recorded to recognize the compensation expense for the period ended September 30, 2005.

In May of 2005, 550,000 stock options were granted to another employee per an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. On the date of grant, the Company recorded an increase in deferred compensation of $575,750 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. An adjustment of $93,682 in selling, general and administrative expense was recorded to recognize the compensation expense for the period ended September 30, 2005.

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period.

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005


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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

             Payments Due by Period                   Future Payments
             ----------------------                   ---------------
             <1 year                                    $  281,716
             1-3 years                                   2,959,515
             4th year                                      241,667
                                                        ----------
                                                        $3,482,898

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our CEO and CFO have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and not infringed. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that SDS' broader interpretation of SDS' patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by SDS' '864 patent.

With the broad scope of the '864 patent now established, SDS will seek an expedited Court schedule for remaining proceedings to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device. SDS considers this a major victory in the matter.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA
STRIP. The petition alleged that the Company's HEMA STRIP trademark, would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. The Company has settled this matter with Bayer and will change its brand name in a manner consistent with this agreement.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005

ITEM 6. EXHIBITS

EXHIBIT
-------
    11       Earnings per share

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

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2005


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   November 15, 2005

                                                 SALIVA DIAGNOSTIC SYSTEMS, INC.

                                                    /S/
                                                    ----------------------------
                                                    Steve M. Peltzman
                                                    Chief Executive Officer

                                                    /S/
                                                    ----------------------------
                                                    Leo Ehrlich
                                                    Chief Financial Officer