Form 10KSB
period 2005-12-31
StatSure Diagnostic Systems, Inc.
filed 2006-04-17
CIK 885534

U.S. SECURITIES AND EXCHANGE
                         COMMISSION WASHINGTON, DC 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  0-21284

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC)

                 (Name of small business issuer in its charter)

          DELAWARE                                     91-1549305
          --------                                     ----------
     (State or other jurisdiction)         (IRS Employer Identification No.)
   of incorporation or organization)

                     1 Clarks Hill Rd. Framingham, MA. 01702
                     ---------------------------------------
              (Address of principal executive offices and zip code)

                            (508) 872-2625 (Issuer's
                     telephone number, including area code)

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

Issuer's revenues for its most recent fiscal year were $755,578.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 01, 2006 was $17,816,245 computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 01, 2006 was 31,769,491 shares.

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                FORM 10-KSB INDEX




                                                                           PAGE
PART I

Item 1        Description of Business                                         3
Item 2        Description of Property                                        20
Item 3        Legal Proceedings                                              20
Item 4        Submission of Matters to a Vote of Security Holders            20


PART II

Item 5        Market for Common Equity and Related Stockholder Matters       21
Item 6        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    23
Item 7        Financial Statements and Supplementary Data                    32
Item 8        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures                                    33
Item 8A       Controls and Procedures                                        33
Item 8B       Other Information                                              33


PART III

Item 9        Directors, Executive Officers, Promoters and Control
                Persons, Compliance with Section 16(a) of the
                Exchange Act of the Registrant                               34
Item 10       Executive Compensation                                         36
Item 11       Security Ownership of Certain Beneficial Owners and
                Management                                                   36
Item 12       Certain Relationships and Related Transactions                 38
Item 13       Exhibits                                                       39
Item 14       Principal Accountant Fees and Services                         43



Signatures                                                                   44
Certifications                                                               45

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc., and the shares of the Company have been trading under that name, with the new symbol SSUR, since March 22, 2006. Coinciding with our corporate name change, the Company has changed the brand of its Hema-Strip Product line, in general, to StatSure(TM), and the name of its Hema-Strip HIV test to StatSure(TM) HIV.

StatSure(TM) Diagnostic Systems, Inc., (SDS), a Delaware corporation (the "Company"), is primarily engaged in the development and marketing of oral fluid collection devices for the drugs of abuse market, and rapid, point-of-care immunoassays for use in the detection of infectious diseases. The Company believes that its patented, proprietary platform offers significant advantages over the existing products, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company's platform has a patented internal quality control that indicates sufficient volume of the oral fluid ("volume adequacy indicator").

The Company was incorporated in California in 1986 as E&J Systems, Inc. In January 1992, the Company merged into a Delaware corporation and, at that time, changed its name to Saliva Diagnostic Systems, Inc. The Company completed an initial public offering of its common stock in March 1993. In January, 2006, the Company changed its name to StatSure Diagnostic Systems, Inc. The Company's principal executive offices are located at 1Clarks Hill Rd. Framingham, MA. 01702.

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid Stat-Sure(TM) HIVTest [THE PRODUCT BRAND NAME WAS FORMERLY KNOWN AS HEMA-STRIP HIV; THIS PRODUCT LINE WILL HEREAFTER BE REFERRED TO AS THE STATSURE PRODUCT LINE AND THIS PRODUCT WILL BE KNOWN AS STATSURE HIV]. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure(TM) HIV test and other products under appropriate and applicable regulatory complianCE standards. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted all the modules of the Pre-Market Approval (PMA) to the FDA. The FDA requested certain additional testing and the Company completed this work in the summer of 2005 and a Supplemental Study to the PMA was submitted in October 2005 to satisfy this request. The Company is currently waiting for the FDA to complete its audits of certain clinical sites and of the Company's contract manufacturer. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver. During the past year, the Company has received regulatory approval to markets its StatSure(TM) HIV product in South Africa and Guatemala aND expects to receive similar approvals in several other countries in 2006. (See also Item 6-Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events)

SDS is committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) PMA marketing approval of our rapid Stat-Sure(TM) HIV diagnostic tests in the UnitED States. Although there is no assurance that we will receive approval, we believe that the StatSure(TM) HIV deviCE format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have certain competitive advantages in the market for rapid HIV testing both in the United States and internationally.

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


On January 19, 2005 the Company's board authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of December 31, 2005, the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the reduction of the balance of outstanding debentures payables to $1,450,000.


The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $48,639,143 at December 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

For the period of January 1, 2004 to July 2004, the Company's stock had traded on the OTC "Pink Sheets". From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, the shares of the Company have been trading with the new symbol SSUR.

(See Item 5 - Market for Common Equity and Related Stockholder Matters.)



PRODUCTS

The Company's products fall into two categories, RAPID IMMUNOASSAYS and ORAL FLUID COLLECTION DEVICES. SEE ITEM 1 - MARKETING, SALES, and DISTRIBUTION.

To date, the Company has developed three rapid HIV tests, Sero-Strip(TM) HIV, Stat-Sure(TM) HIV and Saliva-Strip(TM) HIV, and one H.pylori rapid test, Stat-Simple(TM) H.pylori. The Company also markets an oral fluid specimen collector IN the U.S., as Saliva-Sampler(R) and in the United Kingdom, as Omni-SAL(R).

RAPID IMMUNOASSAYS.

The Company has developed three rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including three tests for HIV (the Human Immunodeficiency Virus), the virus that causes AIDS, and one test for
H. pylori (Helicobacter pylori), a bacterium linked to peptic ulcers and gastric cancer. The Company's rapid tests are easy to run and quick to read; they require only a few simple steps to perform. The tests produce visual results in fifteen (15) minutes or less and may be used without special equipment, refrigeration storage, or expert training. The Company's data from its clinical trials and independent evaluations demonstrate that its tests are generally equivalent or better in performance to the widely used FDA-licensed tests for HIV and H. pylori.

The Company's rapid tests utilize a patented capillary flow technology for acquiring the sample of blood (2.5 microliters) into the testing device. Next a buffer solution is introduced. The resulting mixture of sample and buffer migrate along the test strip by capillary action, reconstituting a dye conjugate. As part of its internal control system, a single red control line will appear at a designated point on the upper portion of the test-strip if the test has been performed properly and if all reagents are functionally active. When antibodies specific to the target disease are present in the sample, the conjugate binds with those antibodies to a pre-applied antigen to form a second red line (positive) at a designated point on the lower portion of the strip. In the absence of specific antibodies, a second line does not appear. In a few minutes, the results are available at the point of care ("POC") without the need for any expensive instrumentation.

Sero-Strip(TM) HIV ("Sero-Strip") analyzes a small amount of serum or plasma to detect HIV antibodies. Sero-StriP(TM) is packaged as a multiple-use kit designed for professional health care settings where patients typically undergo a venipuncture to obtain sufficient plasma or serum for several laboratory tests often saved for a batch run to maximize operating efficiencies. The Company's serum/plasma based HIV test kit may be stored without refrigeration for up to 24 months from date of manufacture.

StatSure(TM) HIV ("StatSure(TM)") is a single use test kit that collects, processes, and analyzes a tiny amouNT of whole blood (2.5 microliters), plasma, or serum sample to detect HIV antibodies. Sample collection requires only a few seconds, typically from a "finger-stick" using a lancet. The whole blood sampling technology used in StatSure(TM) is identical to that utilized in Sero-Strip; however, an added filter traps red blood cells from tHE whole blood sample permitting the migration of serum to flow onto the strip and negating the need for the user to centrifuge a specimen to separate serum from the whole blood sample. The test kit may be stored without refrigeration for up to 24 months after the date of manufacture. Although there is no assurance that we will receive FDA approval, we believe that the StatSure(TM) HIV device format, if approved for detecting antibodies TO HIV-1 in fingerstick, serum and plasma samples, will provide certain competitive advantages for rapid HIV testing.

Saliva-Strip(TM) HIV ("Saliva-Strip") collects, processes, and analyzes saliva to detect HIV antibodies. The teST was designed for single use, incorporates the Saliva-Sampler(R) or Omni-SAL(R) device, and is based on the CompanY's proprietary saliva collection technology (See Below). During 1999, the Company discontinued marketing Saliva-Strip(TM). The Company is evaluating the size, growth, and profitability of the market opportunity where tHE collection of blood may not be practical or feasible, to determine its strategy for this potential market segment, as it relates to the development and re-introduction of a saliva based rapid HIV test.

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

RESEARCH, PRODUCT AND CLINICAL DEVELOPMENT

The Company's rapid testing platform is designed to be versatile and inexpensive in time and capital to add new analytes. The costs of developing a menu of StatSure(TM) products may include licensing fees and clinical testiNG but will always require product documentation, a quality program, and product launch expenses.

The Company has conducted preliminary research that indicates its patented rapid whole-blood test format can be applied to screen for a broad spectrum of pathogens in addition to HIV such as H. pylori, TB, syphilis, HPV, viral hepatitis, dengue, and certain sexually transmitted diseases. We believe that our patented rapid whole-blood test format has significant potential as a point-of-care testing platform for use in physicians' offices, public health outreach programs, hospitals, military, home testing, and other vertical markets.

In 2005 and 2004, research and development activities focused on the clinical trials of the StatSure(TM) HIV rapID test. The Company expended $319,050 and $459,258 in research and development costs, respectively, in fiscal years 2005 and 2004. (See ITEM 7, Managements Discussion, Research and Development)

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company's products are subject to all the risks inherent in the introduction of new diagnostic products. The Company may not have sufficient funds to design and develop new products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake or complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

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

The Company does not at this time have FDA approval for its HIV tests. Hence, the Company has directed its primary marketing and distribution efforts for its HIV-related products to those international markets where we have obtained, or are in the process of obtaining, the necessary regulatory approvals to market the Company's rapid testing product line. During the past year, the Company has received regulatory approval to market its StatSure(TM) HIV product in South Africa and Guatemala and expecting to receive similar approvals in several othER countries in 2006.

  (See "Manufacturing and Supply" and "Regulation--Domestic Regulation" below.)

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. The Company has entered into a number of agreements with distributors who are now in breech of the contractual terms. However the Company is continuing to work with certain of these distributors who commit time and resources towards obtaining regulatory approvals. The Company has an exclusive distribution agreement of our StatSure(TM) HIV test product for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

During 2005, the Company's revenues were primarily generated from sales of its saliva collection devices. For the year ended December 31, 2005, sales to two customers were 78% of the Company's total product sales. Sales to these customers were approximately $424,000 and $149,000. The Company is continuing to seek new markets and sales opportunities for its products.

MANUFACTURING AND SUPPLY

In July 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include the manufacturing of the Company's HIV test devices under appropriate regulatory compliance statutes. Based on the results of the StatSure(TM) HIV teST clinical trials completed in March 2004, the Company has reason to believe the product's performance meets the necessary criteria for U.S. approval.

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

In 2004, the Company entered into agreements with a vendor to have custom assembly machinery built. To date the Company has recorded charges of $664,401 towards this agreement as Equipment-under-construction. The Company expects all Equipment-under-construction to be placed in service in 2006.

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

In October 2003, one of the Company's current contract manufacturers, American Bio Medica, was issued an export certificate allowing for the export sales of the Company's HIV products.

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

Two of the Company's products, Saliva-Sampler (R) and H. Pylori Stat-Simple(TM) ( a product presently discontinueD by the Company), have received FDA clearance through the 510(k) process for domestic distribution for in vitro diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices. The Company has discontinued selling H. Pylori products but may elect to resume sales if market conditions so warrant.

Diagnostic devices that require human clinical trials due to the potential clinical risk were they incorrectly used or interpreted must obtain an Investigational Device Exemption ("IDE") from the FDA prior to the commencement of such human clinical trials. An application for an IDE must be supported by any clinical data (including any results of human testing obtained through "Research Use Only" use of a device for which FDA approval is not required), and the proscribed preclinical data, including animal model testing and a broad spectrum of other data that compile the submission necessary to gain an IDE. Upon approval and award of the IDE, human clinical trials may begin.

In May 2002, the Company received an IDE from the U.S. FDA for its StatSure(TM) HIV rapid Test. Upon termination OF all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003.
After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its PMA filing using a modular approach. Instead of filing following the completion of all the clinical trials, the modular method allowed the Company to begin its filings concurrent with conducting U.S. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver. In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure(TM) HIV test and other products under appropriate and applicable regulatory compliance standards.. Based ON the results of the StatSure(TM) HIV Test clinical trials completed in March 2004, the Company believes the product'S performance meets the criteria necessary for U.S. approval.

We have completed the submission of the PMA modules for review by the FDA approval of our StatSure(TM) HIV rapID test product. The FDA requested certain additional testing and the Company was completed and a Supplemental Study was submitted in October 2005 to satisfy this request. The Company is currently waiting for the FDA to complete its audits of certain clinical sites and of the Company's contract manufacturer. (See also Item 6- Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events)

In 2002, Congress enacted the Medical Device User Fee and Modernization Act, which authorizes the FDA to assess and collect user fees for premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2004 range from $3,480 for 510(k) premarket notifications to $206,811 for PMA's, although fee reductions are available for companies qualifying as small businesses. We currently qualify as a small business.

OVERSEAS REGULATION AND DISTRIBUTION.

The Company plans, over time, to sell its products on a global basis and to file the necessary documentation, conduct clinical trials and build a comprehensive network of geographical territories where the rapid HIV product meets all appropriate criteria.. Regulatory approval specifications for medical devices vary from country to country. Some countries may not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. Also, registrations in certain countries are often issued in the name of distributors. As the Company is in the process of changing distributors, it will need to obtain new registrations in many of the markets in which it had previously been permitted to sell. The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same procedures and risks as obtaining FDA approval. There can be no assurance that any of the Company's products not yet approved will receive regulatory approval in any country, or that the Company will have the resources to seek regulatory approval for any of its products in any country.


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

Our competitors also include in vitro diagnostic and rapid diagnostic companies, specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources. Outside of the United States, where regulatory requirements for HIV screening tests may be less demanding, a much wider range of competitors may be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1 and HIV-2 tests, rapid tests and other non-EIA format tests. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval.

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


INTELLECTUAL PROPERTY

We utilize patent and other intellectual property rights to protect and preserve our proprietary technology and our right to capitalize on the results of our research and development activities. We also rely on trade secrets, know-how, continuing technological innovations, and licensing opportunities to provide competitive advantages for our products in our markets and to accelerate new product introductions. We regularly search for third-party patents in fields related to our business to shape our own patent and product commercialization strategies as effectively as possible and to identify licensing opportunities. United States patents generally have a maximum term of 20 years from the date an application is filed.

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

Immunochromatography, the principle upon which the Company's rapid tests are based, is a technology covered by many patents. The Company had purchased a license from the principal patent holder, Unilever PLC, to whom royalty payments were due for strip-based rapid tests sold. To obtain the license, the Company paid approximately $50,000 and was responsible for royalty fees equal to 5% of the net sales in all territories where the Unilever patent is enforceable. Products covered by the license included those related to HIV, H.pylori, Tuberculosis and Hepatitis A. Management believes that after review of its technology by outside counsel, and considering court decisions, the Company's manufacturing process is not infringing on Unilever patents and no liability for 2005 and 2004 has been accrued.

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

A large number of individuals and commercial enterprises seek patent protection for technologies, products and processes in fields related to the Company's area of product development. (See "Competition")

To the extent such efforts are successful; the Company may be required to obtain licenses in order to accomplish certain of its product strategies. There can be no assurance that such licenses will be available to the Company or available on acceptable terms.

The Company is aware of certain patents issued to developers of diagnostic products with potential applicability to the Company's diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

During 2003, the Company's counsel notified Chembio Diagnostic Systems of its intent to file a patent infringement lawsuit. In March 2004 an action was commenced by Chembio in Federal Court whereby Chembio is attempting to invalidate the Company's patent for its unique rapid test format. On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that SDS' broader interpretation of SDS' patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by SDS' '864 patent. The Company intends to vigorously defend its intellectual property in the US and internationally.

EMPLOYEES

As of March 1, 2006, the Company has four employees and various consultants who devote considerable time for the company--this excludes our outside counsel, accountants, or manufacturing personnel at ABMC and other contract manufacturers.

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

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. For example, we are seeking FDA approval for the use of the StatSure(TM) test fOR detecting antibodies to HIV-1 in whole blood, serum, and plasma samples. Approval of these claims requires the submission of clinical data and could require significant time to obtain. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency.

Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also impact our sales. Our exclusive distributor of the Saliva Sampler(TM) oral fluid collection device for the substance abuse market is presently seeking FDA approval for AN oral fluid drug test using the Company's collection device. They may be required to undergo additional trials or procedures which may make it impractical or impossible to market our products for certain uses, in certain markets, or at all. For example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), which is part of the U.S. Department of Health and Human Services, is expected to issue regulations for the use of oral fluid drug testing for federal workers. Although we believe the SAMHSA regulations, when issued in final form, will permit us to market and sell our collector as part of the oral fluid drug test for use with federal workers, there is no guarantee that those regulations will do so, and our ability to sell those products in that market could be limited. In addition, the extent to which the final SAMHSA regulations permit the sale of our oral fluid drug tests for use with federal workers may influence whether customers in the workplace, criminal justice or other unregulated markets use our products.

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

We have not achieved full-year profitability. We incurred net losses of approximately $4.9 million and $280 thousand in 2005 and 2004, respectively. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $48,639,143 at 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels and concomitant margins, sufficient to support its operations.

In order to achieve sustainable profitability, our revenues will have to continue to grow at a significant rate. Our ability to achieve revenue growth, and profitability, is dependent upon a number of factors including, without limitation, the following:

      o Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device.
      o     Receiving  FDA approval for the  marketing of the  StatSure(TM)  HIV test.
      o Building a strong domestic sales base-business in the national, state and local public health laboratories, and o complementing this business with a strategic partnership with a distribution organization to penetrate other professional and consumer vertical markets.
      o Building a global distribution network capable of obtaining local regulatory approvals for our products and having sufficient reach and competency to penetrate the public health, hospital, and consumer markets for our products and o generate rapid sales growth.

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

THE REGISTRATION OF A SIGNIFICANT AMOUNT OF OUR OUTSTANDING STOCK IN 2005 MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR STOCK.

During 2005, approximately 36 million shares became freely tradable ( includes shares which may be issued by the Company as a result of the 2005 private placement convertible debenture of $1,510,000) upon the effectiveness of a filed registration statement. If investors holding a significant number of freely tradable shares decide to sell them in a short period of time following the effectiveness of the registration statement, such sales could contribute to significant downward pressure on the price of our stock.


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

In addition, the development and commercialization of products outside of the diagnostics industry could adversely affect sales of our product. For example, the development of a safe and effective vaccine to HIV or treatments for other diseases or conditions that our products are designed to detect, could reduce, or eventually eliminate the demand for our HIV or other diagnostic products and thereby result in a loss of revenues.


ABILITY TO DEVELOP NEW PRODUCTS

In order to remain competitive, we must regularly commit substantial resources to research and development and the commercialization of new products. At times, the ability to commercialize an important product will require a license and the cost of obtaining such a license can range from a few thousand dollars to millions of dollars. We are currently in negotiations to obtain patent license rights that would enable us to develop and sell a test for detecting antibodies of an infectious disease using the StatSure(TM) platform.

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

During 2005 and 2004, we incurred $319,050 and $459,258, respectively, in research and development expenses. We expect to continue to incur significant costs from our research and development activities.

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

ABILITY OF THE COMPANY TO DEVELOP PRODUCT DISTRIBUTION CHANNELS

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. The Company will be seeking a marketing partner for U.S. distribution of its StatSure(TM) HIV test, should the test be granted FDA approval.

There can be no assurance that the Company's present distributors will continue to be able to distribute the Company's products or that new distribution channels will be available on satisfactory terms.


THE USE OF SINGLE SOURCES FOR MANUFACTURE OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS We currently use single source vendors as suppliers and manufacturer's of our products. We have not created any redundant supply or manufacturing capability. For example, all of the HIV antigen and nitrocellulose required to make our StatSure(TM) rapid HIV antibody test is purchased from sole source suppliers. All our HIV products are contract manufactured by a single manufacturer. If these suppliers or contract manufacturers are unable or unwilling to supply the required components, we would need to find another source, and perform additional development work and it would impact and delay the process of obtaining FDA approval we are presently seeking from the FDA. Completing that development and obtaining such FDA approval could require significant time to complete and may not occur at all. These events could either disrupt our ability to manufacture and sell certain of our products or completely prevent us from doing so. Either event would have a material adverse effect on our results of operations, cash flows and business.

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

PATENT ISSUES AFFECTING STATSURE(TM) HIV

There are factors that will affect the specific countries in which the Company will be able to sell its StatSure(TM) HIV Rapid Test and therefore the overall sales potential of the test. One factor is whether the company can arrange a sublicense or distribution agreement related to patents for detection of the HIV-2 virus. HIV-2 is a type of the HIV virus estimated to represent less than 2% of known HIV cases worldwide. Nevertheless, HIV-2 is considered to be an important component in the testing regimen for HIV in many markets. HIV-2 patents are in force in most of the countries of North America and Western Europe, as well as in Japan, Korea, South Africa and Australia. Access to a license for one or more HIV-2 patents may be necessary to sell HIV-2 tests in countries where such patents are in force, or to manufacture in countries where such patents are in force and then sell into non-patent markets. Since HIV-2 patents are in force in the United States, the Company may be restricted from manufacturing its StatSure(TM) HIV Rapid Test in the United States and selling into other countries, even if there were no HIV-2 patents in those other countries.

The importance of HIV-2 differs by country, and can be affected by both regulatory requirements and by competitive pressures. In most countries, any product used to screen the blood supply will require the ability to detect HIV-2, although the StatSure(TM) HIV Rapid Test has not been intended for that market purpose. In other markets, including the United States, a test that can detect only the more prevalent HIV-1 type is generally considered sufficient, except in testing related to blood supply. Because the competitive situation in each country will be affected by the availability of other testing products as well as the country's regulatory environment, the Company may be at a competitive disadvantage in some markets without an HIV-2 product even if HIV-2 detection is not required by regulations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1Clarks Hill Rd. Framingham, MA. 01702. In addition, the company maintains its accounting office at 1222 Avenue M, Brooklyn, New York. Rent expense for the years ended December 31, 2005 and 2004 aggregated $38,537 and $12,344, respectively. The Company had signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500. In June 2005, the Company signed a lease to occupy premises in Brooklyn, New York beginning Sep 1, 2005. The lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year.


ITEM 3.  LEGAL PROCEEDINGS

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

With the broad scope of the '864 patent now established, SDS has sought an expedited Court schedule for remaining proceedings to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device. SDS considers this a major victory in the matter.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company's HEMA STRIP trademark would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. The Company has settled this matter with Bayer and has changed its brand name to StatSure(TM) in a manner consistent with this agreement. Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the years ended December 31, 2005 and 2004.

The Company expects to hold a shareholders meeting in the second quarter of 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For the period of January 1, 2004 to July 2004, the Company's stock had traded on the OTC "Pink Sheets". From July 2004 through March 21, 2006, the Company's common stock d traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, the shares of the Company have been trading with the new symbol SSUR.

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for each quarter in 2005 and 2004. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions.

                                                           HIGH       LOW
                                                          -----      -----
                         2006
                         (through March 1, 2006)      $   1.90   $   1.10
                         2005
                         First Quarter                $   3.40   $   2.00
                         Second Quarter                   3.40       2.25
                         Third Quarter                    2.20       1.86
                         Fourth Quarter                   2.00       1.12


                                                          HIGH       LOW
                                                         -----      -----
                         2004
                         First Quarter                $   1.20   $   0.10
                         Second Quarter                   2.05       1.01
                         Third Quarter                    2.25       1.50
                         Fourth Quarter                   2.10       2.00

On March 1, 2006 the last reported sale price of the Common Stock on the OTC "Bulletin Board" market was $1.60 per share.

Effective with the close of the market on March 10, 1998, the Company's securities were delisted from The NASDAQ SmallCap Market for failure to meet the new NASDAQ continued listing requirements. Trading, if any, in the Company's securities is and will be conducted in the over-the-counter market on the OTC Bulletin Board, an electronic bulletin board established for securities that do not meet the NASDAQ listing requirements. There were approximately 551 shareholders of record and approximately 3,000 beneficial owners of the Company's common stock at March 01, 2006. There were no cash dividends declared or paid in fiscal years 2005 or 2004. The Company does not anticipate declaring such dividends in the foreseeable future.

The following securities were sold by the Company during the 2005 and 2004 fiscal years in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2005, this loan has been paid off.

During 2005, this shareholder made additional advances to the Company which resulted with an aggregate balance outstanding of $172,055 at December 31, 2005. The loan had a maturity date of December 31, 2005 and was interest free and had no conversion features. As of January 1, 2006, the shareholder extended the loan to December 31, 2006, and the Company agreed to repay all advanced funds by December 31, 2006 with interest at 12% per annum.

Per a promissory note dated February 2003, Jules Nordlicht agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this note holder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2005 the loan balance to this shareholder aggregated $1,932,099 which is reflected as a long term liability. An additional amount of $239,405 of interest on this note has been incurred during 2005 and remains owed as of December 31, 2005.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

On January 19, 2005 the Company's board authorized the sale and issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of December 31, 2005, the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000.

These 200,000 warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued and also exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in receipt of total proceeds of $12,000 and the issuance of 1,200,000 common shares during this period.

In March of 2005, 550,000 stock options were granted to Steven M. Peltzman, our CEO under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $265,200 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. The Company recorded $263,776 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to Bruce Pattison, our President, under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $226,700 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. The Company recorded $225,197 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

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

Information we provide in this Form 10-KSB or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

      o     fluctuations in our operating results;
      o announcements of technological innovations or new products which we or our competitors make;
      o     FDA and international regulatory actions;
      o     developments with respect to patents or proprietary rights;
      o changes in stock market analysts' recommendations regarding Statsure Diagnostic Systems,
      o other medical products companies or the medical product industry generally;
      o changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;
      o     changes in health care policy in the United States or abroad;
      o our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;
      o     fluctuations in market demand for and supply of our products;
      o public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;
      o availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payers; and
      o price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 01, 2006, and Statsure Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 01, 2006 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 13 of this Form 10-KSB.


OVERVIEW AND OUTLOOK

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2005 and 2004, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control
(CDC), an agency of the United States government.

In July of 2003, the Company signed a Manufacturing/Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices.

The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials of our HIV rapid test. The Company has completed a small supplemental study of 200 samples which completed its data base its submission to the FDA in October of 2005. In addition to the US, the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.

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

In November 2002, the U.S. Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's StatSure(TM) HIV test. Subsequent to receiving FDA approval, Orasure received a CLIA waiver for their product.

During 2003, the U.S. Food and Drug Administration approved for sale in the United States of the Med Mira HIV test and the Uni-Gold Recombigen HIV test, competing products to the Company's StatSure(TM) HIV test.

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. The need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New England Journal of Medicine's Editorial pages. Recently, the FDA has decided to conduct hearings to discuss the potential need, requirements, and issues of Over The Counter marketing of HIV tests. The first of these hearings was held in November 2005 and the second is scheduled for March 2006. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets as well as in the U.S. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

We are committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) marketing approval of our rapid StatSure(TM) HIV diagnostic tests in the United States. We have already completed the required clinical trials and the submission of application modules for FDA approval. Although there is no assurance that we will receive approval, we believe that the StatSure(TM) HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick, serum and plasma samples, will have a significant competitive advantage in the market for rapid HIV testing in the United States and internationally.

We believe that an immediate international focus for StatSure(TM) HIV test should be on the African continent where international donors have pledged funding to fight the AIDS epidemic. We have sold StatSure(TM) HIV tests to international donors including projects funded by the U.S. Centers for Disease Control (CDC), USAID, UKAID, Population Services Intl., and others.

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. The Company has entered into a number of agreements with distributors who are now in breech of the contractual terms. However the Company is continuing to work with certain of these distributors who commit time and resources towards obtaining regulatory approvals. The Company had signed an exclusive distribution agreement of our StatSure(TM) HIV test product, for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

Concerning long term growth of the StatSure(TM) HIV test, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for over-the-counter (OTC) sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe SDS' test's performance, design, and ease of use could have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared, will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product. We believe growth of revenues from our Saliva Sampler(R) oral fluid collectors could result from our two major customers who have both indicated a positive outlook for 2006. In addition, the company is beginning to explore new commercial applications of these collectors.

We continue to distribute our StatSure(TM) HIV test and Saliva Sampler(R) oral fluid collection product through our current distribution networks. We will also seek new distribution relationships for our current and future test products.

The Company has discontinued selling its FDA approved Stat-Simple(TM) H. pylori test since 2000 but may elect to resume sales if market conditions so warrant.

The Company believes that its current cash position will not be sufficient to maintain the Company's operations through 2006. The Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products as well as to meet its debt obligations. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. (See Item 6-Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events) There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 46% to $755,578 in 2005 yielding a gross margin of $450,941 or 60%, from $1,398,650 in 2004 which yielded a gross margin of 64%. The 2005 decrease in revenues was due to a large stocking inventory shipment of our saliva collector in 2004 by one of our customers and a slowing down of sales by this same customer in 2005, in addition to production problems at our plastics molder during the third and fourth quarters which reduced sales of our saliva collection devices for Drugs of Abuse testing. The problem was fixed and shipments resumed in December 2005.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the year ended December 31, 2005, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $424,000, and $149,000. The Company had minimal sales of its rapid tests in 2005 and 2004. The Company is continuing to seek new markets and sales opportunities for its products.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $ 304,637 (40% of product sales) in 2005 from $ 501,000 (36% of product sales) in 2004. The decrease in product cost was attributable to reduced sales activity attributable to production problems at our plastics' molder. The decrease in Gross Margins was attributable to price increases from suppliers which we were unable to pass on to our customers, and because sales volume in 2005 was lower, fixed overhead expenses per dollar of sales were disproportionately high

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $ 319,050 in 2005 from $459,258 in 2004. The decrease is due to fewer expenses incurred in 2005 for:

      o     the StatSure(TM) HIV test clinical trials
      o the preparation of documents for FDA submissions and associated consulting costs

R&D costs for StatSure(TM) HIV are expected to continue in 2006 until such time that we receive FDA approval to market the test in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND STOCK BASED COMPENSATION AND EMPLOYMENT RECRUITING EXPENSE. Selling, general and administrative expenses of $1,179,476 plus stock based compensation and employment recruiting expenses of $768,973, totaling $1,948,449 increased 373% in 2005 from $521,628 in 2004. In
2005, the Company incurred approximately $770,000 non-cash expenses associated with the issuance of shares and/or warrants to recruit and hire its CEO and President. Other expenses which increased substantially during 2005:

      o     Officers' salaries as a result of the hiring of a CEO and President
      o Legal expenses for patent reviews, patent litigation and the filing of a registration statement.
      o Filing fees and other costs attributable to the 2005 registration statement
      o     Rent attributable to our new offices
      o     Consulting costs
      o     Amortization expenses

LOSS FROM OPERATIONS. The loss from operations for 2005 of $1,816,558 reflects a 2082% increase over the $83,236 loss reported for 2004. Reduced sales and greater expenses as described in the previous sections caused the loss from operations to increase significantly from 2004.

INTEREST EXPENSE. Net interest expense for 2005 increased to $3,052,296 from $322,571 in 2004. This increase is primarily due to the convertible debt financing of January 2005, which was accounted for in accordance with EITF Issue 98-5. The Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging interest expense of $2,614,400 for the year ended December 31, 2005.

OTHER INCOME. In January 2005, the Company settled litigation for which the Company had previously set aside a reserve which was $125,325 greater then the final settlement. On December 31, 2004 the Company recognized this amount as income on the settlement of the litigation.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $49 million, which is available to offset future taxable income, if any, expiring in various years through the year 2024. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. (See Note 13 of Notes to Financial Statements.)


LIQUIDITY AND CAPITAL RESOURCES

                                 DECEMBER 31, 2005    December 31, 2004
                                 -----------------    -----------------
Cash and cash equivalents        $          76,321    $         148,630
Working capital deficit                 (2,199,609)            (506,511)

Net cash used in operating activities in 2005 was $851,892. Net cash provided by operating activities in 2004 was $77,126. In 2005, the increase in cash used by operations was primarily due to the increase of the net loss of $4,868,854 (offset partially by the non-cash expense of beneficial conversion feature of convertible debts in the amount of $2,614,400) (2005) and from net loss of $280,482 (2004). The following expenses increased in 2005 when compared to 2004:

      o     Legal and accounting costs
      o Expenses recorded for beneficial conversion features of convertible debt, and
      o     Stock and warrant issuance costs
      o     Consulting expenses
      o     Payroll expenses

Cash used in investing activities in 2005 was $304,561 as compared to $498,325 in 2004. The decrease represents reduced acquisitions of property and equipment. We purchased fixed assets aggregating approximately $123,000 (2005) and $483,000
(2004). This was offset by increased costs incurred and paid for in our debenture financing in 2005. This cost is being amortized over the life of the debenture. The deferred finance cost in 2005 was $160,000.

Cash provided by financing activities in 2005 was $1,084,144 and in 2004 was $545,647. For 2005, the cash provided by financing activities are primarily additional net borrowings of $1,510,000 from a debenture less net repayments of shareholder loans of $380,431. The cash provided by financing activities in 2004 are the net amounts of shareholder loans to the Company.

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

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2005, this loan has been paid off.

During 2005, this shareholder made additional advances to the Company which resulted with an aggregate balance outstanding of $172,055 at December 31, 2005. The loan had a maturity date of December 31, 2005 and was interest free and had no conversion features. As of January 1, 2006, the shareholder extended the loan to December 31, 2006, and the Company agreed to repay all advanced funds by December 31, 2006 with interest at 12% per annum.

Per a promissory note dated February 2003, Jules Nordlicht agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2005 the loan balance to this shareholder aggregated $1,932,099 which is reflected as a long term liability. An additional amount of $239,405 of interest on this note has been incurred during 2005 and remains owed as of December 31, 2005.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

On January 19, 2005 the Company's board authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. As of December 31, 2005, the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000.

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued and also exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in receipt of total proceeds of $12,000 and the issuance of 1,200,000 common shares during this period.

In March of 2005, 550,000 stock options were granted to Steven M. Peltzman, our CEO under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $265,200 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. The Company recorded $263,776 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to Bruce Pattison, our President, under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $226,700 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. The Company recorded $225,197 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of December 31, 2005.

 Obligations                 Total        Less than 1 year       1-3 years
----------------       ----------------   ----------------   ----------------
Long-term debt         $      3,554,154   $      1,622,055   $      1,932,099
Operating leases                131,144             50,930             80,214

The Company occupies premises in Framingham, MA. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500. The Company also occupies premises in Brooklyn, New York. The lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year.

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

Based upon historical experience and any specific customer collection issues that are identified, we use our judgment to establish and evaluate the adequacy of our allowance for estimated credit losses, which was $107,477 at December 31, 2005 and $55,495 at December 31, 2004. At December 31, 2005, $47,750 or 68% of
our accounts receivable (after an allowance for a former customer's receivable of $102,477), was due from our largest customer. Any significant changes in the liquidity or financial position of this customer, or others, could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

LONG-LIVED AND INTANGIBLE ASSETS. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $833,000 or 64% of our total assets at December 31, 2005. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through December 31, 2005. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our financial position and future operating results.

DEFERRED TAX ASSETS. We have a history of loss, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $49 million as of December 31, 2005. The deferred tax asset associated with these NOLs and other temporary differences is approximately $17 million at December 31, 2005. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections
- a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements) that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt this pronouncement as required, in 2006; although the impact of this adoption, if any, is not determinable at this time.

In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) for public entities which are small business filers until the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. In accordance with the new rule, the Company expects to adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under Stock Based Compensation in Note 1 to the Financial Statements.


SUBSEQUENT EVENTS

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc., and the shares of the Company have been trading under that name, with the new symbol SSUR, since March 22, 2006. Coinciding with our corporate name change, the Company has changed the name of its Hema-Strip HIV test to StatSure(TM) HIV.

In January 2006, subsequent to the balance sheet date, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006.

In February 2006, the Company engaged Chardan Capital Markets LLC., as its investment bankers. The Company agreed to pay a fee of 300,000 shares of its common stock for advisory services, of which 100,000 shares were issued in March 2006.

In March 2006, the Company received correspondence from the FDA stating that our PMA submission is deficient and therefore will require additional clinical studies to amend the PMA. The FDA is requesting additional data. The Company feels strongly that its data is compelling and proves the sensitivity and specificity of its product. The Company and its regulatory consultants have scheduled a meeting with the FDA in May 2006 to discuss this matter in person.

In March 2006, previously issued warrants exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000, were converted into common stock, resulting in the issuance of 1,500,000 common shares.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with the report thereon of Lazar Levine & Felix, LLP are included in this report as follows:

         F - 1 Report of Independent Registered Public Accounting Firm-December 31, 2005 and 2004

         F - 2    Balance Sheets as of December 31, 2005 and 2004

         F - 3    Statements of Operations -
                  For the Years Ended December 31, 2005 and 2004

         F - 4    Statements of Shareholders' Deficit -
                  For the Years Ended December 31, 2005 and 2004

         F - 5    Statements of Cash Flows -
                  For the Years Ended December 31, 2005 and 2004

         F - 6    Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.


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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM  8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                    DIRECTORS OF THE COMPANY
--------------------------------------------------------------------------------
  NAME OF DIRECTOR              AGE       POSITION WITH THE COMPANY
------------------              ---       --------------------------------------
Steven Peltzman                  59       Chief Executive Officer
D. Bruce  Pattison               59       Chief Operating Officer and Director
Leo Ehrlich                      48       Chief Financial Officer and Director
Richard Woodrich                 60       Director
Joseph Levi                      47       Director

The following are brief summaries of the business experience of the directors of the Company during 2005, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

Mr. Steven Peltzman has been a consultant to the Company from October 2004. As of March 25, 2005, the Company and Mr. Peltzman have signed an employment agreement whereby Mr. Peltzman has become the Company's Chief Executive Officer. Mr. Peltzman brings than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology-based biopharmaceutical, drug-delivery, and device companies. Mr. Peltzman is a Director and Interim President of InterPath Pharmaceuticals, Inc., a private, Houston-based oncology company. Mr. Peltzman is also a Director of Protein Polymer Technologies, Inc. (PPTI) a San Diego based biotechnology company engaged in genetically engineered proteins targeting biomedical and special materials applications. Mr. Peltzman is a graduate of the University of Rochester and of the Advanced Management Program at Harvard University's Graduate School of Business Administration.

Mr. D. Bruce Pattison has thirty-four years of business experience as a CEO and in other senior executive leadership roles; his career involved advanced technology businesses serving the medical diagnostic and therapeutic markets. He has managed the product development, clinical trials and market introduction of several unique medical technologies. Throughout the 1970's Mr. Pattison held a number of management positions within the medical division of Corning Glass Works. During this time he developed the strategic plan and market introduction for Corvac, a unique evacuated tube for collecting blood and harvesting serum for chemistry analysis. This product is still "the standard method" utilized for serum chemistry sample collection. As President of Infusaid Corporation from 1981 to 1985 he took the world's first implantable drug delivery pump through the FDA's PMA process and market introduction; he managed the development of clinical applications for treating chronic intractable pain, severe spasticity, and hepatic metastases. During this time Infusaid also developed and brought to market the first vascular access port. These devices are now part of standard practice for patients receiving systemic chemotherapy regimens. Mr. Pattison has served as CEO of Omniflow, a venture capital backed company, that developed and brought to market a sophisticated four-channel bedside drug delivery pump. Mr. Pattison was a principle in Therex Corporation a company that developed and brought to market a second generation implantable pump and vascular access port. He negotiated the sale of Therex to Arrow International in 1995 and stayed on to manage the drug delivery division for Arrow. As part of a change in Arrows' strategic direction, Mr. Pattison negotiated the sale of the implantable pump business to Johnson& Johnson in 2002. Following the divestiture of this business unit, Mr. Pattison has served with its acquirer, J&J, as Executive Director of drug delivery and as a consultant to certain J&J entities developing drug delivery platforms. Mr. Pattison is a graduate of Cornell University, Ithaca NY.

Mr. Leo Ehrlich was appointed to the Board of Directors in September 1999. Prior to joining the Company, he was president of Immmu Inc., a privately held vitamin company from January 1998 to September 1999. He is also the CFO and a director of NanoViricides, Inc. (NNVC), a pharmaceutical company developing targeted anti-viral drugs. He is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Mr. Richard Woodrich is President and CEO of Woodrich & Associates, Inc., a management consulting firm providing strategic services to the biotechnology industry. Mr. Woodrich has more than twenty five years of business experience in technology-based life science companies. Prior to founding Woodrich & Associates, Mr. Woodrich held several senior management positions with emerging growth biotechnology companies. Mr. Woodrich served from 1999 to 2004 as the Senior Vice President, Business Development for Therion Biologics Corporation, a privately held biopharmaceutical company. Previously, Mr. Woodrich served as Executive Vice President and Chief Operating Officer of CytoMed, Inc. from 1995 until its acquisition in1999. From 1991 until its acquisition in 1995, Mr. Woodrich served as Senior Vice President, Finance and Administration, CFO and later as President and Director of Oculon Corporation. Mr. Woodrich has served in financial management positions at Infinet, Inc., Applied bioTechnology, and Millipore Corporation. While serving as a Senior Accountant at Arthur Andersen & Co., Mr. Woodrich became a Certified Public Accountant. Mr. Woodrich has a Bachelor of Science degree from Rensselaer Polytechnic Institute and a Masters in Business Administration from the Harvard University Graduate School of Business Administration.

Mr. Joseph Levi was appointed to the Board of Directors in September 1999. Mr. Levi began his career as a systems engineer for ITT Avionics where he participated in the design of military communications systems. Subsequently, Mr. Levi was a software engineer at SIAC where he developed trading systems for the NYSE floor. Mr. Levi then held senior sales and marketing positions for various computer-consulting firms. In 1991, Mr. Levi founded CompuNet Solutions, which focused on selling computer equipment, and consulting services to Fortune 2000 customers. Since 1995, Mr. Levi has practiced law at various top-tier New York law firms counseling technology clients on protecting, leveraging and enforcing their intellectual property rights. Mr. Levi is also the founder of Alleytech Ventures, LLC, an investment fund focusing on Internet technology investments. Mr. Levi has a BS in Electrical Engineering, summa cum laude, and an MS in Systems Engineering, both from Polytechnic University, and a JD from Brooklyn Law School, magna cum laude. Mr. Levi is registered to practice before the U.S. Patent and Trademark Office.

Cash compensation for outside directors is set at $3,000 per quarter.

The audit committee of the Board of Directors was established November 15, 2005 composed initially of directors Richard Woodrich and Joseph Levi, with Mr. Woodrich serving as chairman. The audit committee has adopted an audit committee charter, attached hereto as Exhibit 4.28. The charter requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm.

Mr. Woodrich is compensated an additional sum of $40,000 per annum for the period ending November 1, 2006 for the necessary services as chairman of the Audit Committee;

                 EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
     NAME                      AGE        CURRENT POSITION(S) WITH COMPANY
-----------------              ---        --------------------------------------
Steven Peltzman                 59        Chief Executive Officer
D. Bruce Pattison               59        Chief Operating Officer
Leo Ehrlich                     48        Chief Financial Officer

For information on the business backgrounds of the Executive Officers, see "DIRECTORS OF THE COMPANY" above.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2005, its officers, directors and holders of more than 10% of the Common Stock complied with all
Section 16(a) filing requirements.

The Company believes based solely upon a review of Edgar filing reports, the following is a list of all Forms 3, 4, and 5 that were filed during the period January 1, 2005 to March 01, 2006.

No Form 3, 4, or 5 has been filed by any Reporting Person during the relevant period.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2005 and 2004 concerning compensation awarded to, earned by or paid the Company's Executive Officers.

                                SUMMARY COMPENSATION TABLE          LONG TERM
                                  ANNUAL COMPENSATION (1)         COMPENSATION
                            FISCAL             OTHER ANNUAL                  ALL
   COMPENSATION              YEAR     SALARY   COMPENSATION   OPTIONS (1)   OTHER
-------------------------   ------   -------   ------------   -----------   -----
Steven Peltzman               2005   $70,000                      250,000
  Chief Executive Officer     2004        --

D. Bruce Pattison             2005   $70,000                      250,000
  President                   2004        --

Leo Ehrlich                   2005   $75,000
  Chief Financial Officer     2004   $86,250

      Amounts shown include compensation earned in each respective fiscal year. No bonuses were paid in any of the fiscal years reported.
      (1) See Item 11. Security Ownership Of Certain Beneficial Owners And Management

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of December 31, 2005 as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director or nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table herein and (iv) all directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the common stock owned by them.


Warrants held by Jules Nordlicht, and exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock

In March of 2005, 550,000 stock options were granted to Steven M. Peltzman, our CEO under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $265,200 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. The Company recorded $263,776 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to Bruce Pattison, our President, under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $226,700 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. The Company recorded $225,197 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

Cash compensation for outside directors is set at $3,000 per quarter, in addition to options to purchase 50,000 shares of Company common stock, vesting quarterly in equal amounts over a period of three years, exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006.

In January 2006, subsequent to the balance sheet date, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006.

                                               MARCH 01, 2006
                                 -----------------------------------------
NAME AND ADDRESS OF BENEFICIAL   SHARES BENEFICIALLY   PERCENT OF SHARES
            OWNER                       OWNED          BENEFICIALLY OWNED
                                 -------------------   -------------------
Steve Peltzman (1,3)
c/o SDS, Inc.                                250,000                     *
1Clarks Hill Rd
Framingham, MA. 01702

Bruce Pattison (1,3)
c/o SDS, Inc.
1Clarks Hill Rd                              250,000                     *
Framingham, MA. 01702

Richard Woodrich (1,4)
c/o SDS, Inc.
1Clarks Hill Rd                                8,333                     *
Framingham, MA. 01702

Helenka Bodner
1337 E. 9th St
Brooklyn, NY 11230                        16,966,896                  48.0%

Leo Ehrlich (1)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230                         3,667,442                  10.3%

Joe Levi (1,4)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230                             8,333                     *

Jules Nordlicht
225 West Beech St
Long Beach, NY 11561                       2,500,000                   7.0%

Chaim Ravad (2)
Agasi 56
Jerusalem, Israel                          3,250,000                   9.1%

All Executive Officers,
Directors and Director
nominees as a group                       26,901,004                  11.8%

*     Denotes beneficial ownership of less than 1%.
(1)   Directors of the Company.
(2) The percentage includes the warrants held and fully exercisable within 60 days subsequent to March 01, 2006.
(3) Does not include 300,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(4) Does not include 41,667 shares issuable upon exercise of options that are not exercisable within the next 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2005, this loan has been paid off.

During 2005, this shareholder made additional advances to the Company which resulted with an aggregate balance outstanding of $172,055 at December 31, 2005. The loan had a maturity date of December 31, 2005 and was interest free and had no conversion features. As of January 1, 2006, the shareholder extended the loan to December 31, 2006, and the Company agreed to repay all advanced funds by December 31, 2006 with interest at 12% per annum.

Per a promissory note dated February 2003, Jules Nordlicht agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval . In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2005 the loan balance to this shareholder aggregated $1,932,099 which is reflected as a long term liability. An additional amount of $239,405 of interest on this note has been incurred during 2005 and remains owed as of December 31, 2005.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.


Warrants held by Jules Nordlicht, and exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock


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

4.25 Letter Agreement dated April 23, 1999, between the Company and Biscount Overseas Limited regarding Series 1998-B Convertible Preferred Stock

4.26  Loan agreement with Helenka Bodner, dated December 6, 1999

4.27  Form  of  Securities   Purchase  Agreement  for  sale  of  9%  Convertible
      Debentures commencing January 2005.

4.28* Audit Committee Charter commencing November 2005.

5.1   Legal Opinion, Krieger & Prager, LLP

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

10.12 Amendment to Sub-License Agreement, dated March 8, 1995, incorporated by reference to Exhibit 10.18 of the 1997 10-KSB

10.13 Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

10.14 Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

10.15 Employment Agreement dated March 25, 2005 between the Company and Steve Peltzman.

10.16 Distribution Agreement between Memorand Management (1998) Ltd. and the Company, dated July 8, 2004

10.16 (2) Employment Agreement dated May 2, 2005 between the Company and Bruce Pattison.

10.17 Distribution Agreement between Ozonebio and the Company, dated August 15, 2004

11.5* Earnings Per Share

21 List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Form S-1

23.1* Consent of Independent Accountants

24*   Powers of Attorney (included on the signature pages to this Annual Report)

31*   Certification required under Section 302 of the Sarbanes Oxley Act of 2002

32*   Certification required under Section 906 of the Sarbanes Oxley Act of 2002

*     Filed herewith.
#     Denotes officer/director compensation plan or arrangement.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Company's independent accountants during the years ending December 31, 2005 and 2004 were Lazar Levine & Felix LLP.

Audit Fees. During the years ended December 31, 2005 and 2004, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $65,824 and $48,000, respectively.

Audit-Related Fees. During years ended December 31, 2005 and 2004 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the years ended December 31, 2005 and 2004.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2005 and 2004, other than the services described above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 13, 2006

                                   STATSURE DIAGNOSTIC SYSTEMS, INC.

                                   /s/
                                   --------------------------------------
                                   Steve M. Peltzman
                                   Chief Executive Officer


                                   /s/
                                   --------------------------------------
                                   Leo Ehrlich
                                   Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2006.



        /s/
        -----------------------------   Chief Operating Officer and Director
        D. Bruce Pattison

        /s/
        -----------------------------   Director
        Richard Woodrich

        /s/
        -----------------------------   Director
        Joseph Levi

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders of
StatSure Diagnostic Systems, Inc.
(formerly known as Saliva Diagnostic Systems, Inc.)
Brooklyn, New York

We have audited the accompanying balance sheets of StatSure Diagnostic Systems, Inc. (a Delaware Corporation, formerly known as Saliva Diagnostic Systems, Inc.), as of December 31, 2005 and 2004, and the related statements of operations, shareholders' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StatSure Diagnostic Systems, Inc. at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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





                                   -----------------------------
                                   LAZAR LEVINE & FELIX LLP


New York, NY
March 29, 2006

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                                 BALANCE SHEETS
                         AS OF DECEMBER 31 2005 AND 2004

                                                         2005             2004
                                                     ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $     76,321    $    148,630
  Accounts receivable, less allowance for doubtful
    accounts of $107,477(2005) and $55,495 (2004)          69,741         248,279
  Inventories                                              56,150         102,027
  Prepaids                                                 11,669              --
                                                     ------------    ------------

    Total current assets                                  213,881         498,936

Property and equipment,  less accumulated
  depreciation of $558,076 and $518,675 for
  2005 and 2004, respectively                              95,308          73,269
Equipment under construction                              664,401         603,111
Patents and trademarks, less accumulated
  amortization of $125,876 and $115,220 for
  2005 and 2004, respectively                              73,223          62,046
Deferred costs, less accumulated amortization
  of $260,739 (2005) and 141,600 in (2004)                211,261         170,400
Deposits                                                   13,500             800
                                                     ------------    ------------

TOTAL ASSETS                                         $  1,271,574    $  1,408,562
                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank Overdraft                                     $         --    $     26,953
  Note payable - shareholders                             172,055         243,398
  Debentures payable                                    1,450,000              --
  Accounts payable                                         82,080         129,222
  Customer advances                                         2,000          18,465
  Accrued expenses                                        370,164         356,081
  Accrued payroll expense to officers                     234,750         161,250
  Payroll and payroll taxes payable                       102,441          70,078
                                                     ------------    ------------
    Total current liabilities                           2,413,490       1,005,447

Long-term debt:
  Deferred rent payable                                     6,190              --
  Note payable - shareholders                           1,932,099       2,069,839
                                                     ------------    ------------
    Total liabilities                                   4,351,779       3,075,286
                                                     ------------    ------------

Commitments and contingencies
Shareholders' deficit:
  Series 1998-B Convertible Preferred Stock:
    1,645 shares authorized, none issued
    and outstanding                                            --              --
Common stock, $.001 par value, 50,000,000 shares
  authorized, issued and outstanding:
  31,769,491 shares (2005) and 30,509,491 (2004)           31,769          30,509
Additional paid-in capital                             45,530,096      42,073,056
Less: deferred compensation                                (2,927)             --
Accumulated deficit                                   (48,639,143)    (43,770,289)
                                                     ------------    ------------
  Total shareholders' deficit                          (3,080,205)     (1,666,724)
                                                     ------------    ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $  1,271,574    $  1,408,562
                                                     ============    ============

   The accompanying notes are an integral part of these financial statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                            Years Ended December 31,
                                                              2005            2004
                                                          ------------    ------------
Revenues:
  Product sales                                           $    745,032    $  1,388,274
  Royalty income                                                10,546          10,376
                                                          ------------    ------------
     Total revenues                                            755,578       1,398,650
Cost of products sold                                          304,637         501,000
                                                          ------------    ------------

Gross profit                                                   450,941         897,650
                                                          ------------    ------------

Operating Expenses:
  Research and development expenses                            319,050         459,258
  Selling, general and administrative expenses               1,179,476         521,628
  Stock based compensation and employment
    recruiting expense-non cash                                768,973              --
                                                          ------------    ------------
      Total costs and expenses                               2,267,499         980,886
                                                          ------------    ------------

Loss from operations                                        (1,816,558)        (83,236)

Interest expense - net                                      (3,052,296)       (322,571)
Other income - net                                                  --         125,325
                                                          ------------    ------------

Net loss                                                  $ (4,868,854)   $   (280,482)
                                                          ============    ============

Basic and diluted loss per share                          $      (0.15)   $      (0.01)
                                                          ============    ============

Shares used in basic and diluted per share calculations     31,455,217      30,509,700
                                                          ============    ============



   The accompanying notes are an integral part of these financial statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                       STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                SERIES 1998-B
                                        ---------------------------
                                               PREFERRED STOCK              COMMON STOCK
                                        ---------------------------   ---------------------------
                                             SHARES       AMOUNT         SHARES         AMOUNT
                                        ------------   ------------   ------------   ------------

Balances, January 1, 2004                         --             --     30,509,491   $     30,509
Net loss                                          --             --             --             --
                                        ------------   ------------   ------------   ------------

Balances, December 31, 2004                       --             --     30,509,491         30,509
EXERCISE OF WARRANTS                              --             --      1,200,000          1,200
CONVERSION OF DEBENTURES                          --             --         60,000             60

WARRANTS ISSUED FOR SERVICES RENDERED             --             --             --             --
OPTIONS GRANTED TO EMPLOYEES                      --             --             --             --
BENEFICIAL CONVERSION FEATURE OF
  CONVERTIBLE NOTES                               --             --             --             --
NET LOSS                                          --             --             --             --
                                        ------------   ------------   ------------   ------------
BALANCES, DECEMBER 31, 2005                       --             --     31,769,491   $     31,769
                                        ============   ============   ============   ============



                                        ADDITIONAL PAID-
                                              IN            DEFERRED       ACCUMULATED       TOTAL
                                            DEFICIT          DEFICIT         DEFICIT       (DEFICIT)
                                        ----------------   ------------    ------------    ------------
Balances, January 1, 2004               $     42,073,056   $         --    $(43,489,807)   $ (1,386,242)
Net loss                                              --             --        (280,482)       (280,482)
                                        ----------------   ------------    ------------    ------------

Balances, December 31, 2004                   42,073,056             --     (43,770,289)     (1,666,724)
EXERCISE OF WARRANTS                              10,800             --              --          12,000
CONVERSION OF DEBENTURES                          59,940             --              --          60,000

WARRANTS ISSUED FOR SERVICES RENDERED            280,000             --              --         280,000
OPTIONS GRANTED TO EMPLOYEES                     491,900         (2,927)             --         488,973
BENEFICIAL CONVERSION FEATURE OF
  CONVERTIBLE NOTES                            2,614,400             --              --       2,614,400
NET LOSS                                              --             --      (4,868,854)     (4,868,854)
                                        ----------------   ------------    ------------    ------------
BALANCES, DECEMBER 31, 2005             $     45,530,096   $     (2,927)   $(48,639,143)   $ (3,080,205)
                                        ================   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                  2005           2004
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $ (4,868,854)   $   (280,482)
Adjustments to reconcile net loss to net
  cash (used in) provided by operating
  activities:
    Depreciation and amortization                                  50,055          38,187
    Amortization of deferred costs                                119,138          85,198
    Allowance for doubtful accounts                                51,982          50,495
    Stock issuance for recruiting services                        280,000              --
    Amortization of options granted to employees                  488,973              --
    Beneficial conversion feature of convertible debts          2,614,400              --
Changes in current assets and liabilities:
    Accounts receivable                                           126,557        (101,660)
    Royalty receivable                                                 --           9,078
    Subscription receivable                                            --           2,000
    Inventories                                                    45,877         (30,438)
    Other assets                                                  (24,369)         31,004
    Cash overdraft                                                (26,953)         26,953
    Accounts payable, accrued payroll expense to
      officers and accrued expenses                               285,112         246,791
    Deferred rent                                                   6,190              --
                                                             ------------    ------------
       Net cash (used in) provided by operating activities       (851,892)         77,126
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                       (122,728)       (482,699)
    Acquisitions of patents and trademarks                        (21,833)        (15,626)
    Deferred finance cost                                        (160,000)             --
                                                             ------------    ------------
       Net cash used in investing activities                     (304,561)       (498,325)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from shareholder loans                               238,575       1,535,858
    Repayment of shareholder loans                               (666,431)       (990,211)
    Proceeds from issuance of debentures                        1,510,000              --
    Proceeds from issuance of common stock                          2,000              --
                                                             ------------    ------------
       Net cash provided by financing activities                1,084,144         545,647
                                                             ------------    ------------

Net (decrease)  increase in cash and cash equivalents             (72,309)        124,448
Cash and cash equivalents, beginning of year                      148,630          24,182
                                                             ------------    ------------
Cash and cash equivalents, end of year                       $     76,321    $    148,630
                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                       $     16,177    $        124
Cash paid for taxes                                          $        830    $      2,503
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During  2005 and 2004, accrued interest of
  $228,773 and $143,129, respectively, for
  shareholder's loans was added to the loan
  balance as principal                                       $    228,773    $    143,129
During 2005, 1,000,000 shares of common stock were
  issued for a warrant conversion at $.01 per share
  Payment due of $10,000 was offset to a note
  payable to this stockholder                                $     10,000    $         --
During  2005, 550,000 options were  granted to
  each of two employees and recorded as:
Additional paid in capital and deferred compensation cost    $    491,900    $         --
Conversion of debentures payable into common stock           $     60,000    $         --



    The accompanying notes are an integral part of these financial statements

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS:

         At the beginning of business on January 24, 2006, subsequent to the year end, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc.

         StatSure Diagnostic Systems, Inc., a Delaware corporation ("the Company"), is primarily engaged in the development, manufacture and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical specimen collection devices. The Company is currently marketing its medical specimen collection devices both in the U.S. and overseas.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at December 31, 2005.

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

         Useful lives are generally as follows:
         Machinery and equipment                    Five years
         Vehicles                                   Five years
         Leasehold improvements                     Five years

         Depreciation expense charged to operations for the years ended 2005 and 2004 amounted to $39,399 and $28,114, respectively.

         PATENTS AND TRADEMARKS

         Patents and trademarks consist of costs associated with the acquisition of patents and trademarks. Patents and trademarks are amortized using the straight-line method over 17 years. Accumulated amortization was $125,876 and $115,220 at December 31, 2005 and 2004, respectively.
         Amortization expense for 2005 and 2004 was $10,656 and $10,075, respectively. Amortization expense for each of the five succeeding fiscal years is estimated at approximately $13,500 for 2006, $15,000 for 2007, $15,000 for 2008, $14,500 for 2009 and $14,500 for 2010.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets, which include property and equipment and patents and product rights, by determining whether the carrying value of such assets can be recovered through the sum of the undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the fair value of these assets, which is generally determined based on the present value of the expected future cash flows associated with the use of the asset. We believe the future cash flows to be received from our long-lived assets will exceed the assets' carrying value, and accordingly we have not recognized any impairment losses through December 31, 2005.


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

         PRODUCT LIABILITY

         The Company has not established any allowance for product liability at present because of the limited distribution and product sale history. In addition, the bulk of the revenues from our saliva collection products are from sales to manufacturers who use our product as a component to their test; furthermore, they may substantially alter the product by opening it up and adding their own buffer to it before sealing, repackaging, re-labeling and incorporating into their product kit. The Company does not deem this to be a material item to its financial position and results of operation.


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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         STOCK BASED COMPENSATION

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

         The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the years ended December 31, 2005 and 2004 using the Black-Scholes pricing model:

                                               For the years ended December 31
                                                     2005           2004
                                                ------------    ------------
Net (loss) income to common shareholders
  As reported                                   $ (4,868,854)   $   (280,482)
Add: Stock-based employee compensation
  expense included in reported net loss,
  net of related tax affects                         488,973              --
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax affects                      (1,515,128)             --
                                                ------------    ------------
  Pro forma                                     $ (5,895,009)   $   (280,482)
                                                ============    ============

Basic and diluted net loss per share
  As reported                                   $      (0.15)   $      (0.01)
  Pro forma                                            (0.19)          (0.01)

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following approximate weighted-average assumptions for the year ended December 31, 2005: expected volatility of 207%; average risk-free interest rate of 4.10%; and expected lives of 5 years.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS123 (revised 2004), "Share- Based Payment" (SFAS 123(R)) which replaces SFAS 123,"Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25,"Accounting for Stock Issued to Employees." The Company will adopt SFAS 123(R) in the first quarter of 2006 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its consolidated financial statements.

         The amounts included in the pro forma information under SFAS 123 may not be indicative of future amounts under SFAS 123(R) as these future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         LOSS PER SHARE

         Basic earnings (loss) per common share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

         A net loss was reported in both 2005 and 2004, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

         In accordance  with SFAS 128 "Earnings per Share",  the following table
         reconciles   basic  shares   outstanding   to  fully   diluted   shares
         outstanding:
                                               For the Years Ended December 31
                                                     2005            2004
                                                -------------   -------------
Weighted average number of common shares           31,455,217      30,509,700

Incremental shares for assumed conversions
  of stock options/warrants                                --              --
                                                -------------   -------------
Weighted average number of common
  and equivalent shares outstanding -
  diluted                                          31,455,217      30,509,700
                                                =============   =============

         Stock options, warrants and convertible debentures outstanding and convertible into an aggregate 5,913,000 shares and 4,363,000 shares at December 31, 2005 and 2004, were not included in the computation of diluted EPS, as they were anti-dilutive.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         CONCENTRATION OF CREDIT RISK/ FAIR VALUE

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with what it believes to be various high quality banks. Amounts held in individual banks may periodically exceed, for brief time periods, federally insured amounts. Our accounts receivable consist of amounts due from customers located throughout the world. Management monitors the credit risk due to accounts receivable by prescreening customers, periodic follow-up, and collection efforts.

         SEGMENT REPORTING

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments disclosures are included in Note 15.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.       THE COMPANY AND SUMMARY OF CRITICAL ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING COSTS

         Advertising costs are included in selling expenses and expensed. Advertising costs were $824 (2005) and $0 (2004).

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

         RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements) that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt this pronouncement as required, in 2006; although the impact of this adoption, if any, is not determinable at this time.

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) for public entities which are small business filers until the first interim or annual reporting period of the first fiscal year that begins after December 15, 2005. In accordance with the new rule, the Company expects to adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described under Stock Based Compensation in this Note to the Financial Statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

2.       SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

         Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $48,639,143 at December 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2005 and 2004 (See Notes 9 and 10), substantial additional financing will be required in future periods.

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


3.       INVENTORIES
         Inventories consisted of the following:

                                                       DECEMBER 31,
                                              -----------------------------
                                                   2005            2004
                                              -------------   -------------
         Raw materials                        $      46,376   $      87,407
         Finished goods                               9,774          14,620
                                              -------------   -------------
                                              $      56,150   $     102,027
                                              =============   =============


4.       PROPERTY AND EQUIPMENT
         Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                                  ----------------------------
                                                      2005             2004
                                                  ------------    ------------
Machinery and equipment                           $    628,443    $    567,003
Vehicles                                                24,941          24,941
                                                  ------------    ------------
                                                       653,384         591,944
Less: accumulated depreciation and amortization       (558,076)       (518,675)
                                                  ------------    ------------
                                                  $     95,308    $     73,269
                                                  ============    ============

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

5.       EQUIPMENT UNDER CONSTRUCTION

         In 2004, the Company entered into agreements with vendors to have custom assembly machinery built. To date the Company has recorded charges of $664,401 towards this construction. As of December 31, 2005 the Company has completed paying for the equipment. The Company has already taken delivery of certain Equipment-under-construction. The rest of the equipment is undergoing testing at the equipment manufacturer before acceptance. The Company expects all Equipment-under-construction to be placed in service by May 2006.


6.       DEFERRED COSTS

         Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of December 31, 2005, net deferred costs were $211,261, which are being amortized on a straight-line basis over the lives of the respective loan and debentures. Amortization expense for the years ended 2005 and 2004 was $119,139 and $85,198, respectively.

7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                        DECEMBER 31,
                                                ---------------------------
                                                    2005           2004
                                                ------------   ------------
Accrued interest                                $    352,399   $    228,773
Accrued legal expense                                     --        112,500
Other accrued liabilities                             17,765         14,808
                                                ------------   ------------
                                                $    370,164   $    356,081
                                                ============   ============


8.       FINANCING FROM SHAREHOLDERS

         Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of December 31, 2005, this loan has been repaid.

         As of December 31, 2005, this same shareholder loaned the Company $172,055. The loan was to be repaid in 2005 and has no interest and no conversion features. The shareholder extended the loan and its terms to December 31, 2006, and the Company agreed to repay all borrowed funds with interest at 12% per annum.

         Per a promissory note dated February 2003, Jules Nordlicht, another shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of December 31, 2005, the loan balance to this shareholder aggregated $1,932,099 which is reflected as a long term liability. An additional amount of $239,405 of interest on this note has been accrued during 2005 and remains owed as of December 31, 2005.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

9.   DEBENTURE PAYABLE

         On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to additional paid-in capital account. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. Principal payments of debentures payable for the next 4 years are $362,500, $483,333, $483,333, and $120,834 and respectively. As of December 31, 2005, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at December 31, 2005 of $1,450,000 has therefore been reflected as a current liability.

10.      EQUITY TRANSACTIONS

         In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $280,000. These warrants were exercised in March 2005 and the Company received $2,000. The Company recorded $200 to common stock and $1,800 to additional paid-in capital.

         Additional warrants exercisable into 1,000,000 shares at $.01 per share were converted during March 2005 into common stock, resulting in the issuance of 1,000,000 common shares. The Company recorded $1,000 to common stock and $9,000 to additional paid-in capital.

         In March of 2005, 550,000 stock options were granted to Steven M. Peltzman, our CEO under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $265,200 and corresponding increase in additional paid-in capital. The compensation cost related to the options is been deferred over a two-year employment period. The Company recorded $263,776 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

         In May of 2005, 550,000 stock options were granted to Bruce Pattison, our President, under an employment agreement. Of these options, 100,000 are vested immediately and are exercisable from September 1, 2005 until September 1, 2015 and the remaining options vest in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 "Accounting for Stock Issued to Employees" and related interpretations. On the date of grant, the Company recorded an increase in deferred compensation of $226,700 and corresponding increase in additional paid-in capital. The compensation cost related to the options is being deferred over a two-year employment period. The Company recorded $225,197 in non-cash stock based compensation expenses to recognize the compensation expense for the period ended December 31, 2005.

         During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period. The Company recorded $60 to common stock and $59,940 to additional paid-in capital on this transaction.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

11.      TRADING IN COMPANY'S SECURITIES

         For the period of January 1, 2004 to July 2004, the Company's stock had traded on the OTC "Pink Sheets". From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, subsequent to the balance sheet date, the shares of the Company have been trading with the new symbol SSUR.


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

         The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2005 and 2004:

                                                               Weighted Average
                                           Number of Options    Exercise Price
                                           -----------------   -----------------
Outstanding at January 1, 2004                        51,000   $           19.23
Options granted                                           --                  --
Options exercised                                         --                  --
Options expired or canceled                               --                  --
                                           -----------------   -----------------
Outstanding at December 31, 2004                      51,000   $           19.23
OPTIONS GRANTED                                    1,100,000                0.82
OPTIONS EXPIRED OR CANCELED                               --                  --
                                           -----------------   -----------------
OUTSTANDING AT DECEMBER 31, 2005                   1,151,000   $            1.64
                                           =================   =================

         The following table summarizes the information about stock options outstanding at December 31, 2005:

                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------
                                       WEIGHTED          WEIGHTED                      WEIGHTED
  RANGE OF           NUMBER             AVERAGE          AVERAGE         NUMBER        AVERAGE
  EXERCISE       OUTSTANDING AT        REMAINING         EXERCISE    EXERCISABLE AT    EXERCISE
 PRICES PER       DECEMBER 31,        CONTRACTUAL       PRICE PER     DECEMBER 31,    PRICE PER
    SHARE            2005            LIFE (MONTHS)        SHARE          2005           SHARE
$0.1-$101.50      1,151,000               115            $ 1.64          551,000       $ 2.33

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

12.      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The  following  table   summarizes  the   information   about  warrants
outstanding:
                                                             WEIGHTED AVERAGE
                                      NUMBER OF WARRANTS      EXERCISE PRICE
                                      ------------------    ------------------
Outstanding at January 1, 2004                 4,312,000          $0.01 - $335
Warrants granted                                      --                    --
Warrants exercised                                    --                    --
Warrants cancelled/expired                            --                    --
                                      ------------------    ------------------
Outstanding at December 31, 2004               4,312,000          $0.01 - $335
WARRANTS GRANTED                                 200,000                  0.01
Warrants exercised                            (1,200,000)                 0.01
WARRANTS CANCELLED/EXPIRED                            --                    --
                                      ------------------    ------------------
OUTSTANDING AT DECEMBER 31, 2005               3,312,000          $0.01 - $335
                                      ==================    ==================

         Of the above warrants, 2,000 expire in 2006, 60,000 in 2007 and 3,250,000 in 2013.


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

         The Company has a net operating loss carryforward of approximately $49 million, which is available to offset future taxable income, if any, expiring through the year 2024. The Internal Revenue Code rules under
         Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

         Deferred tax assets consist of the following at:

                                      DECEMBER 31, 2005    December 31, 2004
                                      -----------------    -----------------

Net operating loss carryforwards      $      17,100,000    $      15,400,000
Valuation allowance                         (17,100,000)         (15,400,000)
                                      -----------------    -----------------
Net deferred tax assets               $              --    $              --
                                      =================    =================

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

14.      OPERATING LEASES

         The Company occupies premises in Framingham, MA. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500. The Company also occupies premises in Brooklyn, New York. This lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year.

         Aggregated minimum future lease payments required under operating leases for offices leases are as follows:

         Year ending December 31,
         2006                         $50,930
         2007                         $56,105
         2008                         $24,109

         Total rent expense amounted to $38,537 and $12,344 for the years ended December 31, 2005 and 2004, respectively.


15.      COMMITMENTS AND CONTINGENCIES

         LITIGATION

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

         On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that the Company's broader interpretation of its patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by the Company's '864 patent.

         With the broad scope of the '864 patent now established, the Company will seek an expedited Court schedule for remaining proceedings to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device. The Company considers this a major victory in the matter.

         In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company's U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company's HEMA STRIP trademark would likely be confused with Bayer's federally registered trademark, for the mark HEMASTIX. The Company has settled this matter with Bayer and will change its brand name in a manner consistent with this agreement.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         ECONOMIC DEPENDENCY

         For the year ended December 31, 2005, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $424,000 and $149,000 and accounts receivable from the customers as of December 31, 2005, aggregated $47,750 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.
         For the year ended December 31, 2005, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through December 31, 2005 were approximately $95,000, $55,000 and $46,000. The corresponding accounts payable at December 31, 2005, to the suppliers, aggregated approximately $1,000, $9,000 and $0.
         For the year ended December 31, 2004, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $584,000, $429,000 and $206,000 and accounts receivable from the customers as of December 31, 2004, aggregated $99,000, $82,616 and $102,477, respectively.
         For the year ended December 31, 2004, purchases from four suppliers were in excess of 10% of the Company's total purchases. The purchases through December 31, 2004 were approximately $139,000, $96,000, $94,000 and $58,000. The corresponding accounts payable at December 31, 2004, to the suppliers, aggregated approximately $24,000, $9,000, $27,000, and $12,000, respectively. Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.
         Foreign sales during 2005 and 2004 were approximately $585,000 and $596,000, respectively. The following table represents total product sales revenue by geographic area:

                                             Year Ended December 31,
                                               2005          2004
                                         -------------   -------------
        United States                    $     160,038   $     791,870
        United Kingdom                         424,527         429,541
        Canada, Americas, and Asia              67,419          56,493
        Africa                                  93,048         110,370
                                         -------------   -------------
                                         $     745,032   $   1,388,274
                                         =============   =============

         All of the  Company's  long  lived  assets  are  located  in the United
         States.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

15.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         INSURANCE

         Due to a lack of operations for the years ended December 31, 2005 and 2004, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate insurance policies. The Company presently has no product liability insurance. The Company's current contract manufacturer has product liability insurance and the Company is named as a loss beneficiary. This insurance may not fully cover potential liabilities.

         ROYALTIES

         In October 1999, the Company entered into a contract with Whatman International Limited, and licensed its Omni Swab patent exclusively to Whatman for the life of the patent, which expires in 2013. The contract also required the transfer of all Omni Swab tooling and equipment to Whatman. The licensing agreement included a $50,000 payment for the value of tooling, rights, and equipment, as well as a $50,000 advance fee to be applied toward future royalty payments. This $50,000 royalty advance was structured as to allow only a maximum of $5,000 of the $50,000 to be offset against owed royalties in any one quarter. The royalty fees due to the Company are based upon the following schedule:

         10% of first $100,000 of total annual sales

          9% of second  $100,000 of total annual  sales

         8% of third $100,000 of total annual sales

         7% of fourth $100,000 of total annual sales

         6% of fifth $100,000 and greater of total annual sales

         On May 12, 2000, the Company assigned the royalties representing the first 6% of total annual sales to Resonance Limited as consideration for investment banking and other services. The balance of such royalties will continue to accrue to the Company. Net royalties earned under this agreement for the years ended December 31, 2005 and 2004, aggregated $10,546 and $10,376, respectively.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

16.      SUBSEQUENT EVENTS

         In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006.

         At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc., and the shares of the Company have been trading under that name, with the new symbol SSUR, since March 22, 2006. Coinciding with our corporate name change, the Company has changed the name of its Hema-Strip HIV test to StatSure(TM) HIV.

         In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The Company agreed to pay a commitment fee of 300,000 shares of its common stock, of which 100,000 shares was issued in March 2006.

         In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) submission is deficient and therefore will require additional clinical studies to amend the PMA. The FDA is requesting additional data. The Company feels strongly that our data is compelling and proves the sensitivity and specificity of our product. The Company and its regulatory consultants have scheduled a meeting with the FDA in May 2006 to discuss this matter in person.

         In March 2006, previously issued warrants, exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000, were converted into common stock, resulting in the issuance of 1,500,000 common shares.