Form 10QSB
period 2006-03-31
StatSure Diagnostic Systems, Inc.
filed 2006-05-22
CIK 885534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                  FORM 10 - QSB
                         -------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2006


                         Commission File Number: 0-21284


                        STATSURE DIAGNOSTIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      91-1549305
   ---------------------------------           ---------------------------------
     (State or other jurisdiction)             (IRS Employer Identification No.)
   of incorporation or organization)

                     1 Clarks Hill Rd. Framingham, MA. 01702
                     ---------------------------------------
              (Address of principal executive offices and zip code)

                                 (508) 872-2625
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|


Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

The number of shares outstanding of the Registrant's Common Stock as of May 13, 2006 was 33,394,491 shares.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
    PART I FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Balance sheets - March 31, 2006 (unaudited) and
               December 31, 2005...............................................3

               Statements of Operations - Three Months Ended
               March 31, 2006 and 2005 (unaudited).............................4

               Statements of Cash Flows - Three Months Ended
               March 31, 2006 and 2005 (unaudited).............................5

               Notes to Financial Statements (unaudited).......................6

    Item 2.    Management's Discussion and Analysis of Financial Condition
               And Plan of Operation..........................................14

    Item 3.    Controls and Procedures........................................22


    PART II OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................23

    Item 2.    Changes in Securities..........................................23

    Item 3.    Defaults Upon Senior Securities................................23

    Item 4.    Submission of Matters to a Vote of Security Holders............23

    Item 5.    Other Information..............................................23

    Item 6.    Exhibits and Reports on Form 8-K...............................24

    Signatures .............................................................. 25

    Certifications .......................................................... 26

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 BALANCE SHEETS


                                                                           March 31, 2006
                                                                            (Unaudited)        December 31, 2005
                                                                          -----------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $           9,607    $          76,321
Accounts receivable, net of allowance for doubtful
   accounts of $107,477 for both 2006 and 2005                                        3,950               69,741
Inventories                                                                          82,183               56,150
Prepaids                                                                              7,061               11,669
                                                                          -----------------    -----------------
Total current assets                                                                102,801              213,881
Property and equipment, net of accumulated depreciation of
   $564,178 (2006) and $558,076 (2005)                                               89,206               95,308
Equipment under construction                                                        664,401              664,401
Patents and trademarks, net of accumulated amortization of
   $128,846(2006) and $125,876 (2005)                                               105,067               73,223
Deferred costs, less accumulated amortization of
   $317,469(2006) and $260,739 (2005)                                               154,531              211,261
Deposits                                                                             13,500               13,500
                                                                          -----------------    -----------------
   TOTAL ASSETS                                                           $       1,129,506    $       1,271,574
                                                                          =================    =================
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders                                               $       2,384,928    $         172,055
Debentures payable                                                                1,450,000            1,450,000
Accounts payable                                                                    145,115               82,080
Customer advances                                                                       588                2,000
Accrued expenses                                                                    370,164
Accrued payroll  expense to officers                                                257,250              234,750
Payroll and payroll taxes payable                                                   114,340              102,441
                                                                          -----------------    -----------------
Total current liabilities                                                         4,585,346            2,413,490

LONG-TERM DEBT
Deferred rent payable                                                                 8,912                6,190
Note payable - shareholder                                                             --              1,932,099
                                                                          -----------------    -----------------
TOTAL LIABILITIES                                                                 4,594,258            4,351,779
                                                                          -----------------    -----------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized,
   none issued and outstanding                                                         --                   --
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding:
   33,394,491 (2006) and 31,769,491 (2005)                                           31,769
Additional paid-in capital                                                       45,828,779           45,530,096
Less: deferred compensation                                                            --                 (2,927)
Accumulated deficit                                                             (49,326,925)         (48,639,143)
                                                                          -----------------    -----------------
TOTAL SHAREHOLDERS' DEFICIT                                                      (3,464,752)          (3,080,205)
                                                                          -----------------    -----------------
   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $       1,129,506    $       1,271,574
                                                                          =================    =================



        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2006            2005
                                                                                             (Restated)
                                                                            ------------    ------------
REVENUES:
Product Sales                                                               $    213,059    $    264,473
Royalty Income                                                                      --               546
                                                                            ------------    ------------
   Total revenues                                                                213,059         265,019

COSTS OF PRODUCTS SOLD                                                            46,390          94,346
                                                                            ------------    ------------
Gross profit                                                                     166,669         170,673
                                                                            ------------    ------------
OPERATING EXPENSES:
Research and development expenses                                                 69,149          77,000
Selling, general and administrative expense                                      373,104         355,762
Stock based compensation and employment recruiting expense - non cash            288,236         508,371
                                                                            ------------    ------------
   Total costs and expenses                                                      730,489         941,133
                                                                            ------------    ------------
Loss from operations                                                            (563,820)       (770,460)

Interest expense - net                                                          (123,962)     (1,886,285)
                                                                            ------------    ------------
NET LOSS TO COMMON STOCKHOLDERS                                             $   (687,782)   $ (2,656,745)
                                                                            ============    ============
BASIC AND DILUTED LOSS PER SHARE                                            $      (0.02)   $      (0.09)
                                                                            ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND
   DILUTED PER SHARE CALCULATIONS                                             32,192,408      30,565,256
                                                                            ------------    ------------


        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three Months Ended March 31,
                                                                                      ---------------------------------
                                                                                           2006              2005
                                                                                                          (Restated)
                                                                                      --------------    --------------
OPERATING ACTIVITIES:
Net loss                                                                              $     (687,782)   $   (2,656,745)
Adjustments to reconcile net loss to net cash  used in operating activities:
Depreciation and amortization                                                                 12,499
Amortization of deferred costs                                                                56,730            26,148
Warrants issued for recruiting services                                                         --             280,000
Stock issued for consulting services                                                         112,000
Options granted to employees                                                                 228,371
Beneficial conversion feature of convertible debentures                                         --           1,785,000
Changes in assets and liabilities:
Accounts receivable                                                                           65,791           (38,643)
Inventories                                                                                  (26,033)           18,017
Prepaids                                                                                       4,608              --
Accounts payable, accrued payroll expense to officers  and accrued expenses                   (3,249)
                                                                                      --------------    --------------
Net cash used in operating activities                                                        (88,270)         (348,602)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment                                                          --            (111,475)
Acquisitions of patents and trademarks                                                       (34,814)             --
Deferred finance cost                                                                           --            (160,000)
                                                                                      --------------    --------------
Net cash used in investing activities                                                        (34,814)         (271,475)
                                                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                                  --             (26,953)
Proceeds from shareholder loans                                                              146,222            30,000
Proceeds from issuance of debentures                                                            --           1,100,000
Repayments of shareholder loans                                                             (104,852)         (612,690)
Proceeds from issuance of common stock                                                        15,000             2,000
                                                                                      --------------    --------------
Net cash provided by financing activities                                                     56,370           492,357
                                                                                      --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (66,714)         (127,720

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                76,321           148,630
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $        9,607    $       20,910
                                                                                      ==============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the three month periods ended March 31, 2006 and 2005, the previous years balance of accrued interest of $239,404 and $228,773, respectively, for a
shareholder's loan was added to the loan balance as principal.                        $      239,404    $      228,773

During the three month period ended March 31, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of
$10,000 was offset to a note payable to this stockholder.                             $         --              10,000


        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

1.  Description of Business

StatSure Diagnostic Systems, Inc., (SDS), a Delaware corporation (the "Company"), is primarily engaged in the development and marketing of oral fluid collection devices for the drugs of abuse market, and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented platform for rapid testing of infectious diseases offers significant advantages over the competition, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company's platform has a patented internal quality control that indicates sufficient volume of the oral fluid ("volume adequacy indicator").

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc.. The shares of the Company have been trading under the StatSure name, with the new symbol SSUR, since March 22, 2006. Coinciding with our corporate name change, the Company has changed the name of its Hema-Strip HIV test to StatSure(TM) HIV.

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid Stat-Sure(TM) HIV Test [THE PRODUCT BRAND NAME WAS FORMERLY KNOWN AS HEMA-STRIP HIV; THIS PRODUCT LINE WILL HEREAFTER BE REFERRED TO AS THE STATSURE(TM) PRODUCT LINE AND THIS PRODUCT WILL BE KNOWN AS STATSURE(TM) HIV]. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure(TM) HIV test and other products under appropriate and applicable regulatory, compliance standards. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted the modules of the Pre-Market Approval (PMA) to the FDA. The FDA requested certain additional testing and the Company completed this work in the summer of 2005 and a Supplemental Study to the PMA was submitted in October 2005 to satisfy this request. During the past year, the Company has received regulatory approval to markets its StatSure(TM), HIV product in South Africa, Jordan and Guatemala and expects to receive similar approvals in several other countries in 2006. In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) submission is deficient and therefore will require additional clinical studies to amend the PMA.


SDS is committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA), and other relevant regulatory approvals of our rapid HIV diagnostic tests technology. Although there is no assurance that we will receive such approval, we believe that the StatSure(TM) format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have certain competitive advantages in the market for rapid HIV testing both in the United States and internationally.


2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $49,326,925 at March 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities as well as corporate partnerships to develop products. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with much certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three month periods ended March 31, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any other portion thereof.


New Accounting Principles Adopted:

Stock-based Compensation:
Effective January 1, 2006, the Company's Stock Options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See Note 9 for further details.

Significant Accounting Principles:

For a summary of significant accounting principles (which have not changed from December 31, 2005) and additional financial information, see Company's Annual Report on Form 10-KSB filed April 17, 2006 with SEC.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

4. Restatement

Prior to the filing of Form 10-KSB for December 31, 2005, the Company determined that its prior 2005 quarterly filings did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

Further, the Company also revalued options granted to an employee using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 ("FIN 28"). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company's common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known.

The Company has corrected the accounting for the above two errors on a period-to-date basis in the 2005 annual financial statements. The Statement of Operations for the three-month period ended March 31, 2005 is now being restated in this Form 10-QSB filing to give effect to these two errors and certain resulting reclassification adjustments, as further discussed below.

The Company raised a total of $1,510,000 from issue of convertible debentures in 2005. Refer to Note 6 for more information on terms of these debentures. During the three months ended March 31, 2005, the Company had issued a total of $1,100,000 convertible debentures. On the date of issue, a beneficial conversion feature of $1,785,000 was computed being the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company's common stock. The beneficial conversion amount had not been recorded earlier.

The Company had issued 550,000 options to one employee in the three months ended March 31, 2005. The exercise price was not determinable at the date of the grant and the options should have been accounted under FIN 28 as variable options. As a result, the compensation charge for these options has been restated to $228,371 from $8,910.

The Company has also reclassified non-cash amortization of options granted to employees of $8,910 and non-cash charge of warrants issued to non-employees for recruiting services of $280,000 for a total amount of $288,910, from "selling, general and administrative expense" line item to "Stock based compensation and employment recruiting expense- non cash" line item.

As a result, the Statements of Operations and Cash Flows for the three-month period ended March 31, 2005 were restated to reflect these changes. The table below details the items affected by the restatement:

                                                            Three months ended March 31, 2005
                                                            As reported          As restated
   STATEMENTS OF OPERATIONS:
   Selling, general and administrative expenses              $ 644,672          $   355,762
   Stock based compensation and employment recruiting
   expense-non cash                                              --                 508,371
   Loss from operations                                      (550,999)             (941,133)
   Interest expense                                          (101,285)           (1,886,285)
   Net loss to common shareholders                           (652,284)           (2,656,745)
   Basic and diluted net loss per share                        (0.02)               (0.09)

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

STATEMENTS OF CASH FLOWS:                                   Three months ended March 31, 2005
                                                            As reported         As restated
Net loss                                                      (652,284)          (2,656,745)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Options granted to employees                                   8,910              228,371
  Beneficial conversion feature of convertible
    Debentures                                                       0            1,785,000

The restatement had no impact on the cash used in operating activities.

5. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

                        Three months ended March 31,
                          2006               2005
   United States        $ 51,064           $147,608
   United Kingdom        158,936             80,948
   Africa                    588             26,490
   Others                  2,471               9,877
                        --------           ---------
                        $213,059           $264,473
                        ========           ========


6.  Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to additional paid-in capital account. As of March 31, 2006; the Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. As of March 31, 2006, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at March 31, 2006 of $1,450,000 plus accrued interest of $144,922 has therefore been reflected as a current liability.

7.  Financing From Shareholders

As of March 31, 2006, the Company owes a shareholder, Helenka Bodner, $213,425. This shareholder loan is due on December 31, 2006 but may be repaid earlier. The Company agreed to pay interest at 12% per annum on this loan.

Per a promissory note dated February 2003, Jules Nordlicht, another shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of March 31, 2006, the loan balance to this shareholder aggregated $2,171,503 which is reflected as a short term liability. An additional amount of $64,253 of interest on this note has been accrued during 2006 and remains owed as of March 31, 2006.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.


8. Shareholders' Equity Transactions

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

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on 1st day of each month following the date of the agreement. As of March 31, 2006, the first installment has been earned. In addition, the advisor is entitled to a cash fee of 9% of total gross proceeds for any equity financing introduced by them and accepted by the Company and warrants to purchase shares of common stock as shall equal 9% of the shares of the Common Stock so issued, of which the shares of common stock are to be calculated as specified in the agreement. All fees due for advisory services are non-refundable and non-cancelable.

In March 2006, previously issued warrants, exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000 were converted into common stock, resulting in the issuance of 1,500,000 common shares.


9. Stock Options

Accounting for Employee Awards:
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006,  the Company  accounted  for similar  transactions  in accordance  with  APB No.  25 which  employed  the  intrinsic  value  method  of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123
(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended March 31, 2006 include share-based compensation expense totaling approximately $276,615 which pertains to selling, general and administrative expenses and has been presented as a separate line item in the Statement of Operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided 100% valuation allowance on net deferred tax asset. Stock compensation expense for employee options recorded under APB No. 25 in the Statement of Operations for the three months ended March 31, 2005 totaled 228,371.

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial..

Accounting for Non-employee Awards:
The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R ) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

Stock compensation expense related to non-employee options was approximately $11,621 and $0 for the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in Statement of Operations within "Stock based compensation and employment recruiting expense-non cash" line item.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

                                                                      Three Month Period
                                                                     Ended March 31, 2005
                                                                         (Pro forma)
                                                                     --------------------
   Net loss as reported                                                    $(2,656,745)
   Add:  Stock-based  employee  compensation  expense  included in reported  net loss,  net of related  tax affects
                                                                               228,371
   Deduct: Total stock-based  employee  compensation expense
   determined under fair value based method for all
   awards, net of related tax affects
                                                                              (245,958)
   Pro forma net loss                                                      $(2,674,332)
                                                                           ===========
   Basic and diluted net loss per share:
   As reported                                                                   (0.09)
   Pro forma                                                                     (0.09)


The fair value for stock awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005, respectively:

                                              Three Month Periods Ended March 31

                                               2006                 2005
                                                                (Pro forma)
                                               ----             -----------
   Expected term (in years)                       5                    5
   Expected stock price volatility              182%                 206%
   Risk-free interest rate                     4.35%                4.27%
   Expected dividend yield                        0%                   0%
   Estimated fair value per option granted     1.395                2.25


The Company granted 100,000 and 550,000 employee stock options in the three months ended March 31, 2006 and 2005. The following table represents our stock options granted, exercised, and forfeited during the first quarter of 2006.

                                                          Weighted Average        Weighted Average         Aggregate
                                                         Exercise Price per     Remaining Contractual      Intrinsic
         Stock Options               Number of Shares         Share ($)            Term (years)           Value ($)

Outstanding at January 1, 2006           1,151,000              1.65                    8.88                 664,000
Granted                                    100,000              1.00                     --                      --
Exercised                                     --                --                       --                      --
Forfeited/expired                          (51,000)            19.23                     --                      --
                                         ---------
Outstanding at March 31, 2006            1,200,000              0.85                    8.85                 660,000
                                         =========
Exercisable at March 31, 2006              508,333              0.65                    9.00                 383,333
                                         ========

As of March 31, 2006, there was $ 713,598 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

10.  Contingencies

Legal Matters:

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and did not infringe the Company's Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

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

Economic Dependency:

For the three months ended March 31, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $159,000 and $51,000 and accounts receivable from these customers as of March 31, 2006, aggregated $0 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.

For the three months ended March 31, 2006, purchases from five suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the first quarter 2006 ranged from $6,000 to $13,000. The corresponding accounts payable at March 31, 2006, to these suppliers, was $0.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

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

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary rapid assays for infectious diseases and to a lesser degree saliva based collection devices. During the years 2005 and 2004, the Company's products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control (CDC), an agency of the United States government.

In July of 2003, the Company signed a Manufacturing/Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company's HIV test devices. The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. At the request of the FDA, the Company has completed a small supplemental study of 249 samples and its submission to the FDA, in October of 2005. In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) submission is deficient and therefore will require additional clinical studies to amend the PMA. The FDA is requesting additional data.

In addition to the US, the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.

Finally, if and when the Company receives a PMA from the FDA for its HIV product, the Company will file for a waiver of CLIA, which if received, will allow sales of this product to a large number of markets (e.g. doctors' offices, public health clinics) that do not operate under the standards of the CLIA.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

General (Continued)

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by practitioners, and by the general population. The need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New York Times and the New England Journal of Medicine's Editorial pages. Recently, the FDA has decided to conduct hearings to discuss the potential need, requirements, and issues of Over The Counter (OTC) marketing of HIV tests. The first of these hearings was held in November 2005 and the second was held in March 2006.

We are committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) and other relevant regulatory approvals for our rapid StatSure(TM) HIV diagnostic technology. Although there is no assurance that we will receive such approval, we believe that the StatSure(TM) HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick, serum and plasma samples, will have a significant competitive advantage in the market for rapid HIV testing in the United States and internationally. However, there can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

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

Concerning long-term growth of the StatSure(TM) HIV test, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for over-the-counter (OTC) sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe the Company's HIV product's performance, design, and ease of use could have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared, will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product. We believe growth of revenues from our Saliva Sampler(R)oral fluid collectors could result from our two major customers who have both indicated a positive outlook for 2006. In addition, the company is beginning to explore new commercial applications of these collectors.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

General (Continued)

substantially greater than the resources, which may be available to the Company. The Company is reviewing its options, including the selling of common stock or considering other strategic alternatives, as a means to fund the Company's future growth plans. (See Item 6- Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events) There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

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

The Company has adopted Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment ["FAS 123(R)], effective January 1, 2006, to account for its employee options. Other than this adoption, the Company believes there have been no other significant changes, during the quarterly period ended March 31, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Restatement
Prior to the filing of Form 10-KSB for December 31, 2005, the Company determined that its prior 2005 quarterly filings did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

Further, the Company also revalued options granted to an employee using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 ("FIN 28"). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company's common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known.

The Company has corrected the accounting for the above two errors on a period-to-date basis in the 2005 annual financial statements. The Statement of Operations for the three-month period ended March 31, 2005 is now being restated in this Form 10-QSB filing to give effect to these two errors and certain resulting reclassification adjustments, as further discussed below.

The Company raised a total of $1,510,000 from issue of convertible debentures in 2005. Refer to Note 6 for more information on terms of these debentures. During the three months ended March 31, 2005, the Company had issued a total of $1,100,000 convertible debentures. On the date of issue, a beneficial conversion feature of $1,785,000 was computed being the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company's common stock. The beneficial conversion amount had not been recorded earlier.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Restatement (Continued)

The Company had issued 550,000 options to one employee in the three months ended March 31, 2005. The exercise price was not determinable at the date of the grant and the options should have been accounted under FIN 28 as variable options. As a result, the compensation charge for these options has been restated to $228,371 from $8,910.

The Company has also reclassified non-cash amortization of options granted to employees of $8,910 and non-cash charge of warrants issued to non-employees for recruiting services of $280,000 for a total amount of $288,910, from "selling, general and administrative expense" line item to "Stock based compensation and employment recruiting expense- non cash" line item.

As a result, the Statements of Operations and Cash Flows for the three-month period ended March 31, 2005 were restated to reflect these changes. The table below details the items affected by the restatement:

                                                           Three months ended March 31, 2005
                                                           As reported         As restated
   STATEMENTS OF OPERATIONS:
   Selling, general and administrative expenses            $ 644,672           $   355,762
   Stock based compensation and employment recruiting
   expense-non cash                                             --                 508,371
   Loss from operations                                     (550,999)             (941,133)
   Interest expense                                         (101,285)           (1,886,285)
   Net loss to common shareholders                          (652,284)           (2,656,745)
   Basic and diluted net loss per share                        (0.02)                (0.09)


   STATEMENTS OF CASH FLOWS:                               Three months ended March 31, 2005
                                                           As reported         As restated
   Net loss                                                 (652,284)          (2,656,745)
   Adjustments to reconcile net loss to net
  cash used in operating activities:
  Options granted to employees                                 8,910                228,371
  Beneficial conversion feature of convertible
    Debentures                                                     0              1,785,000

The restatement had no impact on the cash used in operating activities.

RESULTS OF OPERATIONS

First Quarter of 2006 Compared to First Quarter of 2005

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 20% to $213,059 in the first quarter of 2006 yielding a gross margin of $166,669 or 78% from the revenues of the first quarter of 2005 of $265,019, yielding a gross margin of $170,673 or 64%. In the previous fiscal year (2005) the Company had high scrap rates due to validating new machinery in conformity with Good Manufacturing Practices (GMP). This involved running machinery while consuming materials as if it were a normal production cycle. However the product produced was used only for evaluation and was thereafter scrapped. The margins achieved during the first quarter of 2006, are consistent with with the Company's present financial objectives.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Results Of Operations (Continued)

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the first quarter of 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $159,000 and $51,000. The Company is continuing to seek new markets and sales opportunities for its products.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $ 46,390 (22% of product sales) in the first quarter of 2006 from $ 94,346 (36% of product sales) in the first quarter of 2005. SEE REVENUES FOR EXPLANATION

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $69,149 in the first quarter of 2006 from $77,000 in the first quarter of 2005. The decrease is due to fewer consulting expenses incurred with our HIV test. R&D costs for our HIV test are expected to continue in 2006 until such time that we receive FDA approval to market the test in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 5% to $373,104 in the first quarter of 2006, versus the first quarter of 2005. In the first quarter of 2006, the Company incurred greater expenses for legal and accounting fees approximating $124,000. During the first quarter of 2005 these fees were $84,000.

STOCK BASED COMPENSATION AND EMPLOYMENT RECRUITING EXPENSE- NON CASH. Stock based compensation and employment recruiting expense- non cash decreased 43% from $508,371 to $288,236 in the first quarter of 2006, versus the first quarter of 2005. The amount for 2005 has been restated from $288,910 to $508,371 to account for variable options granted to an employee in accordance with APB 25. The 2005 restatement also included a reclass of $288,910 of non-cash stock compensation and recruiting expenses from selling, general and administrative expense line item to this separate line item. See note 4 to the financial statements for more details. The stock based compensation for 2006 comprises amortization charges for employee and director options accounted under FAS 123(R) of $276,615 and for non-employee options accounted under $11,621 accounted under FAS 123 ( R ) and EITF 96-18.

LOSS FROM OPERATIONS. The loss from operations for the first quarter of 2006 of $563,820 reflects a 27% decrease from the $770,460 loss reported for the first quarter of 2005. Improved gross margins and a reduction of non cash expenses in the first quarter of 2006, despite lower sales, contributed to the Company's decreased loss.

INTEREST EXPENSE. Net interest expense for the first quarter of 2006 decreased to $123,962 from $1,886,285 in the first quarter of 2005. The 2005 amount includes the expensing of a beneficial conversion feature of the convertible debentures issued during the first quarter of 2005. The 2005 amount has been restated. See discussion under "restatement" for further details.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

LIQUIDITY AND CAPITAL RESOURCES
                                            March 31, 2006   December 31, 2005
                                            --------------   -----------------
Cash and cash equivalents                      $     9,607       $    76,321
Working capital deficit                         (4,482,545)       (2,199,609)


Net cash used by operating activities in the first quarter 2006 was $88,270. Net cash used in the first quarter 2005 was $348,602. In 2006, the decrease in cash used by operations was primarily due to the decrease of the net loss of $687,782
(2005) and $2,656,745 (2005). The following expenses showed significant changes between the first quarter of 2006 when compared to the first quarter of 2005:


o     Legal and accounting costs (increased in 2006)
o Expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(decreased in 2006)
o     Consulting expenses (decreased in 2006)

Net cash used in operating activities was not impacted by the restatement.

Cash used in investing activities in the first quarter 2005 was $34,814 as compared to $271,475 in the first quarter 2005. The 2005 amount includes equipment costs and deferred finance costs. The Company did not incur similar costs in 2006

Cash provided by financing activities in the first quarter 2006 was $56,370 and in the first quarter 2005 was $492,357. During 2005 the Company received $1,100,000 from the sale of debentures. This amount was offset by approximately $580,000 in net repayments of shareholder loans. In 2006 cash increased due to net shareholder loans which was approximately $40,000 and issuances of common stock which resulted in $15,000.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our products, and effective management of accounts receivable. We expect to devote capital resources to improve our sales and marketing efforts, continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from funds provided by debenture offerings and or stock subscription sales in 2006.

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

Per a promissory note dated February 2003, Jules Nordlicht, another shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserves the right to demand payment in full or in part at anytime after December 31, 2006. As of March 31, 2006, the loan balance to this shareholder aggregated $2,171,503 which is reflected as a short term liability. An additional amount of $64,253 of interest on this note has been accrued during 2006 and remains owed as of March 31, 2006.The lender (J. Nordlicht) has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity And Capital Resources (Continued)

On January 19, 2005, the Company's Board of Directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to additional paid-in capital account. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. As of March 31, 2006, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at March 31, 2006 of $1,450,000 has therefore been reflected as a current liability.

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

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on 1st day of each month following the date of the agreement. As of March 31, 2006, the first installment has been earned. In addition, the advisor is entitled to a cash fee of 9% of total gross proceeds for any equity financing introduced by them and accepted by the Company and warrants to purchase shares of common stock as shall equal 9% of the shares of the Common Stock so issued, of which the shares of common stock are to be calculated as specified in the agreement. All fees due for advisory services are non-refundable and non-cancelable.

In March 2006, previously issued warrants, exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000 were converted into common stock, resulting in the issuance of 1,500,000 common shares.

As of March 31, 2006, the Company owed a shareholder, Helenka Bodner, $213,425. This shareholder loan is due on December 31, 2006 but may be repaid earlier. The Company agreed to pay interest at 12% per annum on this loan.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of March 31, 2006.

    Obligations            Total           Less than 1 year         1-3 years
   ----------------       -----------      ----------------     ----------------
   Long-term debt         $ 3,834,928      $      3,834,928     $           --
   Operating leases           119,700                55,700               64,000


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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and did not infringe the Company's Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company's trademark, HemaStrip(TM). The petition alleged that the Company's trademark HemaStrip(TM), would likely be confused with Bayer's trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company's trademark and the Company has settled this matter with Bayer. Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

Item 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to additional paid-in capital account. As of March 31, 2006; the Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. As of March 31, 2006, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

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


(b)      Reports on Form 8-K :

         Date                           Items Reported

         3/29/06                        5.03

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                 March 31, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2006

                                         STATSURE DIAGNOSTIC SYSTEMS, INC.

                                         /s/
                                         --------------------------------------
                                         Steve M. Peltzman
                                         Chief Executive Officer


                                         /s/
                                         --------------------------------------
                                         Leo Ehrlich
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 13, 2006.

            /s/
            -----------------------------   Chief Operating Officer and Director
            D. Bruce Pattison

            /s/
            -----------------------------   Director
            Richard Woodrich

            /s/
            -----------------------------   Director
            Joseph Levi