Form 10QSB
period 2006-06-30
StatSure Diagnostic Systems, Inc.
filed 2006-08-21
CIK 885534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------
                                  FORM 10 - QSB
                         -------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

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

                     1 Clarks Hill Rd. Framingham, MA. 01702
              (Address of principal executive offices and zip code)
                                 (508) 872-2625
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____
    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X
            -----

Transitional Small Business Disclosure Format (check one): Yes ____ No   X
                                                                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X
            -----

The number of shares outstanding of the Registrant's Common Stock as of August 15, 2006 was 36,742,301 shares.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

    PAGE

    PART I FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance sheets - June 30, 2006 (unaudited) and
             December 31, 2005................................................3

             Statements of Operations - Three Months and Six Months Ended
             June 30, 2006 and 2005 (unaudited)...............................4

             Statements of Cash Flows- Six Months Ended
             June 30, 2006 and 2005 (unaudited)...............................5

             Notes to Financial Statements (unaudited)........................6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             And Plan of Operation...........................................16

    Item 3.  Controls and Procedures.........................................26

    PART II OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................27

    Item 2.  Changes in Securities...........................................27

    Item 3.  Defaults Upon Senior Securities.................................28

    Item 4.  Submission of Matters to a Vote of Security Holders.............28

    Item 5.  Other Information...............................................28

    Item 6.  Exhibits .......................................................29

    Signatures ..............................................................30

    Certifications ..........................................................32

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                     June 30, 2006  December 31, 2005
                                                                      (Unaudited)
                                                                      ------------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $  1,074,554    $     76,321
Accounts receivable, net of allowance for doubtful
   accounts of $107,477 for both 2006 and 2005                             198,140          69,741
Inventories                                                                 55,511          56,150
Prepaids                                                                     7,061          11,669
Due from shareholder                                                        28,858              --
                                                                      ------------    ------------
Total current assets                                                     1,364,124         213,881

Property and equipment, net of accumulated depreciation of
   $570,278 (2006) and $558,075 (2005)                                      83,105          95,308
Equipment under construction                                               664,401         664,401
Patents and trademarks, net of accumulated amortization
   of $141,603(2006) and $125,876 (2005)                                   108,353          73,223
Deferred costs, less accumulated amortization of
   $404,879(2006) and $260,739 (2005)                                       67,121         211,261
Deposits                                                                    13,500          13,500
                                                                      ------------    ------------
 TOTAL ASSETS                                                         $  2,300,604    $  1,271,574
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders                                           $    350,000    $    172,055
Debentures payable                                                         412,500       1,450,000
Accounts payable                                                            30,228          82,080
Customer advances                                                           31,792           2,000
Accrued expenses                                                           163,053         370,164
Accrued payroll  expense to officers                                       175,799         234,750
Payroll and payroll taxes payable                                           76,513         102,441
                                                                      ------------    ------------
Total current liabilities                                                1,239,885       2,413,490

LONG-TERM LIABILITIES
Note payable - shareholder                                               1,821,504       1,932,099
Deferred rent payable                                                        9,026           6,190
Derivative instruments                                                   8,629,488              --
                                                                      ------------    ------------
TOTAL LIABILITIES                                                       11,699,903       4,351,779
                                                                      ------------    ------------
COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500
   shares authorized, 2,150 issued and outstanding                               2              --
                                                                      ------------    ------------
SHAREHOLDERS' DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares
   authorized, none issued and outstanding                                      --              --
Common stock, $.001 par value, 50,000,000 shares authorized, issued
   and outstanding: 36,717,510 (2006) and 31,769,491 (2005)                 36,717          31,769
Additional paid-in capital                                              46,916,179      45,530,096
Less: deferred compensation                                                     --          (2,927)
Accumulated deficit                                                    (56,352,197)    (48,639,143)
                                                                      ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                             (9,399,301)     (3,080,205)
                                                                      ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                          $  2,300,604    $  1,271,574
                                                                      ============    ============

The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ----------------------------    ----------------------------
                                                     2006             2005           2006             2005
                                                                                   (Restated)      (Restated)
                                                  ------------    ------------    ------------    ------------
REVENUES:
Product Sales                                     $    231,007    $    176,534    $    444,066    $    441,007
Royalty Income                                              --              --              --             546
                                                  ------------    ------------    ------------    ------------
                                                       231,007         176,534         444,066         441,553
COST OF PRODUCTS SOLD                                   99,707          56,394         146,097         150,740
                                                  ------------    ------------    ------------    ------------
Gross profit                                           131,300         120,140         297,969         290,813
                                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES:
Research and development                                73,466          84,556         142,615         161,556
Selling, general and administrative                    394,524         308,131         767,628         663,893
Stock based compensation and employment
    recruiting expense-non cash                        229,793         324,938         518,029         833,309
                                                  ------------    ------------    ------------    ------------
                                                       697,783         717,625       1,428,272       1,658,758
                                                  ------------    ------------    ------------    ------------
Loss from operations                                  (566,483)       (597,485)     (1,130,303)     (1,367,945)
                                                  ------------    ------------    ------------    ------------

OTHER EXPENSES:
Interest expense-net                                (6,054,917)       (938,971)     (6,178,879)     (2,825,256)
Other expenses                                        (403,872)             --        (403,872)             --
                                                  ------------    ------------    ------------    ------------
Total other expenses:                               (6,458,789)       (938,971)     (6,582,751)     (2,825,256)
                                                  ------------    ------------    ------------    ------------

NET LOSS TO COMMON STOCKHOLDERS                   $ (7,025,272)   $ (1,536,456)   $ (7,713,054)   $ (4,193,201)
                                                  ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                  $      (0.20)   $      (0.05)   $      (0.23)   $      (0.13)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC
   AND DILUTED PER SHARE CALCULATIONS               35,296,871      31,709,491      33,531,300      31,709,491
                                                  ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     --------------------------
                                                                                        2006            2005
                                                                                     (Restated)
                                                                                     -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                                             $(7,713,054)   $(4,193,201)
Adjustments to reconcile net loss to net cash  used in operating activities:
Depreciation and amortization                                                             27,930         25,280
Bad debt expense                                                                              --         51,982
Amortization of deferred costs                                                           144,140         57,143
Warrants issued for recruiting services                                                       --        280,000
Stock issued for consulting services                                                     175,350             --
Options granted to employees                                                             331,057        553,309
Options granted to non-employee                                                           11,621
Beneficial conversion feature of convertible debentures                                       --      2,614,400
Interest expense on derivative instruments                                             5,990,440             --
Induced conversion expense on debentures                                                 403,872             --
Changes in assets and liabilities:                                                            --
Accounts receivable                                                                     (128,399)       143,594
Inventories                                                                                  639         13,060
Prepaids                                                                                   4,608        (23,426)
Accounts payable, accrued payroll expense to officers  and accrued expenses               49,676         29,920
                                                                                     -----------    -----------
Net cash used in operating activities                                                   (702,120)      (447,939)
                                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment                                                        --       (122,729)
Acquisitions of patents and trademarks                                                   (50,857)        (1,600)
                                                                                     -----------    -----------
Net cash used in investing activities                                                    (50,857)      (124,329)
                                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                                --        (26,953)
Proceeds from shareholder loans                                                          289,722         30,000
Proceeds from issuance of debentures                                                          --      1,510,000
Repayments of debentures                                                                 (37,500)            --
Repayment of shareholder loans                                                          (502,512)      (623,287)
Proceeds from issuance of common stock                                                    32,500          2,000
Gross proceeds from issuance of Series 2006-A preferred shares                         2,150,000             --
Deferred financing cost                                                                       --       (160,000)
Payment for financing cost                                                              (181,000)            --
                                                                                     -----------    -----------
Net cash provided by financing activities                                              1,751,210        731,760
                                                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                998,233        159,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            76,321        148,630
                                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,074,554    $   308,122
                                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the six month periods ended June 30, 2006 and 2005, the previous years balance of accrued interest of $239,404 and $228,773,
respectively, for a shareholder's loan was added to the loan balance as principal    $   239,404    $   228,773

During the six month period ended June 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per
share. Payment due of $10,000 was offset to a note payable to this stockholder       $        --    $    10,000
Conversion of debenture and interest payable into common stock                       $ 1,109,608             --
During the six month period ended June 30, 2006, 470,312 warrants were issued to a placement agent and were recorded as Additional paid
in capital and Warrant liability                                                     $   489,050             --

The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid Stat-Sure(TM) HIV Test [THE PRODUCT BRAND NAME WAS FORMERLY KNOWN AS HEMA-STRIP HIV; THIS PRODUCT LINE WILL HEREAFTER BE REFERRED TO AS THE STATSURE(TM) PRODUCT LINE AND THIS PRODUCT WILL BE KNOWN AS STATSURE(TM) HIV]. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure(TM) HIV test and other products under appropriate and applicable regulatory, compliance standards. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted the modules of the Pre-Market Approval (PMA) to the FDA. In March 2006, the Company received correspondence from the FDA stating that our PMA submission is deficient and therefore will require additional clinical studies to amend the PMA. In May 2006, the Company met with the FDA, and was requested by the FDA to submit additional clinical data. The Company feels strongly that its data is compelling and proves the sensitivity and specificity of its product.

During the past year, the Company has received regulatory approval to market its StatSure(TM), HIV product in South Africa, Jordan and Guatemala and may receive similar approvals in several other countries in 2006. In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) for marketing in the United States submission is deficient and therefore will require additional clinical studies to amend the PMA.

On June 8, 2006, we completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000.

On July 31, 2006, subsequent to the Balance Sheet date, the Company signed a term sheet with Inverness Medical Innovations, Inc. (AMEX:IMA) to develop and market the Company's consumer diagnostic products for HIV. The parties have contracted to enter into a definitive agreement to cooperate in the Company's completion of the clinical studies of its rapid test HIV products, with Inverness Medical Innovations being appointed the Company's exclusive, worldwide licensee in the rapid testing product consumer markets, and appointed a non-exclusive licensee to market the Company's HIV barrel product to professional markets.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 2006

2.          Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $56,352,197 at June 30, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

3.  Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any other portion thereof.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

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

The Company corrected the accounting for the above two errors on a period-to-date basis in the 2005 annual financial statements. The Statement of Operations for the three and six month periods ended June 30, 2005 is now being restated in this Form 10-QSB filing to give effect to the correction of these two errors and certain resulting reclassification adjustments, as further discussed below.

The Company raised a total of $1,510,000 from the issuance of convertible debentures in 2005. Refer to Note 6 for more information on the terms of these debentures. During the six months ended June 30, 2005, the Company had issued a total of $1,100,000 convertible debentures. On the date of issuance, a beneficial conversion feature of $2,614,400 was computed being the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company's common stock. The beneficial conversion amount had not been recorded earlier.

The Company had issued 1,100,000 options to two employees in the six months ended June 30, 2005. The exercise price was not determinable at the date of the grant and the options should have been accounted under FIN 28 as variable options. As a result, the compensation charge for these options has been restated to $553,309 from $128,994.

The Company has also reclassified a non-cash charge of warrants issued to non-employees for recruiting services of $280,000 from the "selling, general and administrative expense" line item to the "Stock based compensation and employment recruiting expense- non cash" line item.

As a result, the Statements of Operations and Cash Flows for the three and six month periods ended June 30, 2005 were restated to reflect these changes. The table below details the items affected by the restatement:

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

                                   Three months ended June 30, 2005      Six months ended June 30, 2005
                                       --------------------------          --------------------------
                                       As reported    As Restated          As reported    As restated
                                       -----------    -----------          -----------    -----------
STATEMENTS OF OPERATIONS:
Stock based compensation and
   employment recruiting expense-
    non cash                           $   120,084    $   324,938          $   408,994    $   833,309
Loss from operations                      (392,631)      (597,485)            (943,630)    (1,367,945)
Interest expense                          (109,571)      (938,971)            (210,856)    (2,825,256)
Net loss to common shareholders           (502,202)    (1,536,456)          (1,154,486)    (4,193,201)
Basic and diluted net loss per share         (0.02)         (0.05)               (0.04)         (0.13)

STATEMENTS OF CASH FLOWS:

                                             Six months ended June 30, 2005
                                               --------------------------
                                               As reported    As restated
                                               -----------    -----------
Net loss                                       $(1,154,486)   $(4,193,201)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Options granted to employees                       128,944        553,309
Beneficial conversion feature of convertible
    Debentures                                           0      2,614,400

The restatement had no impact on the net cash used in operating activities.

5. Geographic Area Information
Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable.

The following table represents total product sales revenue by geographic area:

                         For the three months       For the six months
                             ended June 30,            ended June 30,
                         ---------------------     ---------------------
                           2006         2005         2006         2005
                         --------     --------     --------     --------

United States            $ 25,350     $  3,890     $ 76,414     $151,498
United Kingdom            186,202      148,906      345,138      229,404
Africa                         --       22,248          588       48,738
Other                      19,455        1,490       21,926       11,367
                         --------     --------     --------     --------
                         $231,007     $176,534     $444,066     $441,007
                         ========     ========     ========     ========

6.  Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to the additional paid-in capital account. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures with interest. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

As of June 30, 2006, there are outstanding $412,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2006 of $412,500 plus accrued interest of $3,671 has therefore been reflected as a current liability. All interest payments after the default date were made and are now current. The Company has not received any notice of default from any of the holders of the outstanding debentures.

7.  Financing from Shareholder

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of June 30, 2006, the loan balance to this shareholder aggregated $2,171,504, of which $350,000 is reflected as a current liability and $1,821,504 as long term liability. An additional amount of $129,220 of interest on this note has been accrued during 2006 and remains owed as of June 30, 2006.The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

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

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of June 30, 2006, the first four monthly installments totaling 100,000 shares had been earned and issued.

In March 2006, previously issued warrants, exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000 were converted into common stock, resulting in the issuance of 1,500,000 common shares.

In May 2006, previously issued warrants, exercisable into 1,750,000 shares at $.01 per share for total proceeds of $17,500 were converted into common stock, resulting in the issuance of 1,750,000 common shares.

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,608 were converted into common stock, resulting in the issuance of 1,497,810 common shares. (See Note 6).

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company's common stock.

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and the exercise of Warrants. The Company was required to file a registration statement on or before August 4, 2006, which was filed timely. If the registration statement is not declared effective by November 6, 2006, the Company will be required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective. This preferred stock is being reflected as temporary equity on the balance sheet as of June 30, 2006.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the condensed balance sheets. As the proceeds from the issuance of preferred shares of $2,150,000 are less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 has been charged to interest expense on derivative instruments, a non-operating expense, in the condensed statements of operations.

As of June 30, 2006, the liability for the value of the warrants and conversion option was "marked to market" and the difference of $786,660 and $1,375,978 have been accounted for as an increase to the interest expense on derivative instruments initially recognized in the condensed statement of operations. The liability for the value of the conversion option and warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as additional paid in capital.

As of June 30, 2006, the liability for the warrants was "marked to market" and the difference of $183,554 has been accounted for as an increase to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

As a result of the adoption of FAS 123 (R), the Company's results for the three and six month periods ended June 30, 2006 include share-based compensation expense totaling $166,443 and $331,057, respectively which pertains to selling, general and administrative expenses and has been included in a separate line item in the Statement of Operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset. Stock compensation expense for employee options recorded under APB No. 25 in the Statement of Operations for the three and six months ended June 30, 2005 totaled $324,938 $553,309, respectively.

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

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

Stock compensation expense related to non-employee options was $11,621 and $0 for the six month periods ended June 30, 2006 and 2005, respectively. These amounts are included in Statement of Operations within the "Stock based compensation and employment recruiting expense-non cash" line item.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

There were no stock options granted in the three months ended June 30, 2006. The fair value for stock awards granted during the six month periods was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              Three months ended June 30,               Six months ended June 30,
                                          -----------------------------------     -----------------------------------
                                               2006                2005               2006                 2005
                                                                (Pro forma)                             (Pro forma)
                                          -------------       ---------------     -------------       ---------------
Expected term (in years)                         5                   5                  5                    5
Expected stock price volatility                 182%                188%               182%                197%
Risk-free interest rate                        4.35%               3.75%              4.35%                4.01%
Expected dividend yield                          0%                  0%                 0%                  0%
Estimated fair value per option granted        1.395               1.535              1.395                1.893

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

                                                                                         Three Month          Six Month
                                                                                        Period Ended         Period Ended
                                                                                        June 30, 2005       June 30, 2005
                                                                                         (Pro forma)         (Pro forma)
                                                                                         -----------         -----------
Net loss as reported                                                                     $(1,536,456)        $(4,193,201)
Add:  Stock-based  employee  compensation  expense included in reported net loss,
     net of related tax affects                                                              324,938             553,309
Deduct:  Total stock-based  employee  compensation  expense determined under fair value based method for all awards, net of related tax affects
                                                                                            (483,802)           (729,760)
                                                                                         -----------         -----------
Pro forma net loss                                                                       $(1,695,320)        $(4,369,652)
                                                                                         ===========         ===========

Basic and diluted net loss per share:
As reported                                                                              $     (0.05)        $     (0.13)
Pro forma                                                                                      (0.05)              (0.14)

The Company granted 100,000 and 550,000 employee stock options in the six months ended June 30, 2006 and 2005, respectively. The following table represents our stock options granted, exercised, and forfeited during the six month period ended June 30, 2006:

                                                        Weighted      Weighted
                                                        Average       Average       Aggregate
                                                        Exercise      Remaining     Intrinsic
                                      Number of        Price per     Contractual     Value
    Stock Options                       Shares           Share($)     Term (years)    ($)
                                      ----------         ------        ------      ----------
Outstanding at January 1, 2006         1,151,000         $ 1.65          8.88      $  664,000
Granted                                  100,000           1.00            --              --
Exercised                                     --             --            --              --
Forfeited/expired                        (51,000)         19.23            --              --
                                      ----------         ------        ------      ----------
Outstanding at June 30, 2006           1,200,000         $ 0.85          8.68      $  240,000
                                      ==========         ======        ======      ==========
Exercisable at June 30, 2006             516,667           0.65          8.75         205,833
                                      ==========         ======        ======      ==========

As of June 30, 2006, there was $419,315 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of less than 1 year.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2006

10.  Contingencies

Legal Matters:

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and that Chembio did not infringe the Company's Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that the Company's broader interpretation of its patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by the Company's '864 patent.

With the broad scope of the '864 patent now established, the Company is seeking to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device. Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

Economic Dependency:

For the six months ended June 30, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $344,000 and $76,000 and accounts receivable from these customers as of June 30, 2006, aggregated $185,578 and $0, respectively.

During the second quarter of 2006, the Company had two customers that accounted for 94% of product sales ($185,000 and $32,000). The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.

For the six months ended June 30, 2006, purchases from five suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the six months ended June 30, 2006 ranged from $13,000 to $32,000. The corresponding accounts payable at June 30, 2006, to these suppliers, was $1,245.

11.  Subsequent Event

On July 31, 2006, the Company signed a term sheet with Inverness Medical Innovations, Inc. (AMEX:IMA) to develop and market the Company's consumer diagnostic products for HIV. The parties have contracted to enter into a definitive agreement to cooperate in the Company's completion of the clinical studies of its rapid test HIV products, with Inverness Medical Innovations being appointed the Company's exclusive, worldwide licensee in the rapid testing product consumer markets, and appointed a non-exclusive licensee to market the Company's HIV barrel product to professional markets.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

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

Finally, if and when the Company receives a PMA from the FDA for its HIV product, the Company will file for a waiver of Clinical Laboratory Improvement Amendments of 1988 (CLIA), which if received, will allow sales of this product to a large number of markets (e.g. doctors' offices, public health clinics) that do not operate under the standards of the CLIA.

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

In November 2002, the U.S. Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's StatSure(TM) HIV test. Subsequent to receiving FDA approval, Orasure received a CLIA waiver for their product. Since then, the U.S. Food and Drug Administration has approved for sale in the United States other rapid HIV tests.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

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

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. The Company has entered into a number of agreements with distributors who are now in breach of the contractual terms. However the Company is continuing to work with certain of these distributors who commit time and resources towards obtaining regulatory approvals.

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

The Company believes that its current cash position will not be sufficient to maintain the Company's operations through 2006. The Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its Intellectual Property (IP) portfolio to design, develop, test, gain regulatory approval and launch new products as well as to meet its debt obligations. Development, marketing, manufacturing and clinical testing may require capital resources

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

General (Continued)

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

The Company has adopted Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment ["FAS 123(R)], effective January 1, 2006, to account for its employee options. Other than this adoption, the Company believes there have been no other significant changes, during the quarterly period ended June 30, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

The Company corrected the accounting for the above two errors on a period-to-date basis in the 2005 annual financial statements. The Statement of Operations for the three and six month periods ended June 30, 2005 is now being restated in this Form 10-QSB filing to give effect to the correction of these two errors and certain resulting reclassification adjustments, as further discussed below.

The Company raised a total of $1,510,000 from the issuance of convertible debentures in 2005. Refer to Note 6 of the Notes to Financial Statements for more information on the terms of these debentures. During the six months ended June 30, 2005, the Company had issued a total of $1,100,000 convertible debentures. On the date of issuance, a beneficial conversion feature of $2,614,400 was computed being the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company's common stock. The beneficial conversion amount had not been recorded earlier.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

The Company had issued 1,100,000 options to two employees in the six months ended June 30, 2005. The exercise price was not determinable at the date of the grant and the options should have been accounted under FIN 28 as variable options. As a result, the compensation charge for these options has been restated to $553,309 from $128,994.

The Company has also reclassified a non-cash charge of warrants issued to non-employees for recruiting services of $280,000 from the "selling, general and administrative expense" line item to the "Stock based compensation and employment recruiting expense- non cash" line item.

As a result, the Statements of Operations and Cash Flows for the three and six month periods ended June 30, 2005 were restated to reflect these changes. The table below details the items affected by the restatement:

                                          Three months ended June 30, 2005        Six months ended June 30, 2005
                                            -----------------------------         -------------------------------
                                            As reported       As Restated         As reported         As restated
                                            ---------         -----------         -----------         -----------
STATEMENTS OF OPERATIONS:
Stock based compensation and
   employment recruiting expense-
    non cash                                $ 120,084         $   324,938         $   408,994         $   833,309
Loss from operations                         (392,631)           (597,485)           (943,630)         (1,367,945)
Interest expense                             (109,571)           (938,971)           (210,856)         (2,825,256)
Net loss to common shareholders              (502,202)         (1,536,456)         (1,154,486)         (4,193,201)
Basic and diluted net loss per share            (0.02)              (0.05)              (0.04)              (0.13)

STATEMENTS OF CASH FLOWS:                           Six months ended June 30, 2005
                                                    -------------------------------
                                                    As reported         As restated
                                                    -----------         -----------
Net loss                                            $(1,154,486)        $(4,193,201)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Options granted to employees                            128,944             553,309
Beneficial conversion feature of convertible
    Debentures                                                0           2,614,400

The restatement had no impact on the cash used in operating activities.

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2006 Compared to Second Quarter and First six Months of 2005

Revenues. The Company's revenues consist of product sales and royalties. Revenues increased 31% to $231,007 in the second quarter of 2006 yielding a gross margin of $131,300 or 57% from revenues of $176,534 in the second quarter of 2005, yielding a gross margin of $120,140 or 67%. Revenues increased 1% to $444,066 in the first six months of 2006 yielding a gross margin of $297,969 or 67% from $441,553 in the first six months of 2005 yielding a gross margin of $290,813 or 66%. Factors leading to the revenue increase in the second quarter was the completion and shipment of special packaged products by our largest customer. The Company is continuing to seek new markets and sales opportunities for its products.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Results of Operations (Continued)

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the six months ended June 30, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $344,000 and $76,000.

Cost of products sold: Costs of products sold increased to $99,707 (43% of product sales) in the second quarter of 2006 from $56,394 (33% of product sales) in the second quarter of 2005, and decreased to $146,097 (33% of product sales) in the first six months of 2006 from $150,740 (34% of product sales) in the first six months of 2005. The decrease in gross margins in the second quarter was due to greater packaging cost incurred completing rush orders.

Research and development expenses: Research and development expenses decreased to $73,466 in the second quarter of 2006 from $84,556 in the second quarter of 2005 and decreased to $142,615 in the first six months of 2006 from $161,556 in the first six months of 2005. The decrease is due to fewer consulting expenses incurred with our HIV test. R&D costs for our HIV test are expected to continue in 2006 until such time that we receive FDA approval to market the test in the U.S.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 28% to $394,524 in the second quarter of 2006 from $308,131 in the second quarter of 2005 and increased 16% to $767,628 in the first six months of 2006 from $663,893 in the first six months of 2005. This increase is due to significantly greater expenses for consulting, recruitment expenses, amortization expense, and payroll.

Stock based compensation and employment recruiting expense- non-cash: Stock based compensation and employment recruiting expense- non cash decreased 29% to $229,793 from $324,938 in the second quarter of 2006, versus the second quarter of 2005 and increased 38% to $518,029 from $883,309 in the first six months of 2006 versus the same period in 2005 . The amount for the second quarter of 2005 has been restated from $120,084 to $324,938 to account for variable options granted to an employee in accordance with FIN 28. The stock based compensation for 2006 comprises amortization charges for employee and director options accounted under FAS 123(R) of $331,057 and for non-employee options of $11,621 accounted under FAS 123 ( R ) and EITF 96-18.

Loss from operations: The loss from operations for the second quarter of 2006 of $566,483 reflects a 5% decrease in loss from the $597,485 loss reported for the second quarter of 2005; and the loss from operations for the first six months of 2006 of $1,130,303 reflects a 17% decrease from the $1,367,945 loss reported for the first six months of 2005. Decreased expenses for stock based compensation in 2006 contributed to the Company's decreased loss.

Interest expense: Interest expense increased to $6,054,917 in the second quarter of 2006 from $938,971 in the second quarter of 2005 and increased to $6,178,879 in the first six months of 2006 from $2,825,256 in the first six months of 2005. Non-cash interest expenses of $5,990,440 were related to the accounting of the Series 2006-A Convertible Preferred Stock issued in June 2006. The 2005 amount includes the expensing of a beneficial conversion feature of the convertible debentures issued during the first quarter of 2005. The 2005 amount has been restated. See discussion under "restatement" for further details.

Other expense: Other expense consists of an induced conversion expense of $403,872 incurred to convert the 9% convertible debentures as required under SFAS 84. The Company did not incur similar expenses in the second quarter of 2005.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Income Taxes: The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $56 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock.

                                June 30, 2006    December 31, 2005
                                -------------    -----------------
Cash and cash equivalents        $1,074,554        $    76,321
Working capital (deficit)           124,239         (2,199,609)

Net cash used in operating activities in the first six months of 2006 was $702,120. Net cash used in the first six months of 2005 was $447,939. In 2006, the increase in cash used by operations was primarily due to the increase of the net loss of $7,713,054 (2006) and $4,193,201 (2005). The following expenses showed significant changes between the first six months of 2006 when compared to the first six months of 2006:

o     Legal and accounting costs (increased in 2006)

o Non-cash expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(decreased in 2006)

o Non-cash financing costs incurred in the issuance of the Series 2006-A Convertible Preferred Stock (increased in 2006)

o     Non-cash induced conversion expense (increased in 2006)

o     Consulting expenses (decreased in 2006)

o     Insurance (increased in 2006)

o     Director fees (increased in 2006)

Net cash used in operating activities was not impacted by the aforementioned restatement.

Cash used in investing activities in the first six months of 2006 was $50,857 as compared to $124,329 in the first six months of 2005. The 2005 amount includes equipment costs and deferred finance costs. The Company did not incur similar costs in 2006

Cash provided by financing activities in the first six months of 2006 was $1,751,210, and in the first six months of 2005 was $731,760. The following lists the significant changes. During 2006 the Company netted $1,969,000 from the sale of Series 2006-A Convertible Preferred Stock offset by net repayments of $212,790 of shareholder loans. During 2005 the Company received $1,510,000 from the sale of debentures. This amount was offset by $593,287 in net repayments of shareholder loans. Proceeds from issuance of common stock in 2006 were $32,500 and in 2005 was $2,000.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of our products, and effective management of accounts receivable. We expect to devote capital resources to improve our sales and marketing efforts, continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from funds provided by debenture offerings and or stock subscription sales in 2006. There can be no assurance that we will be successful in raising such funds.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

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

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of June 30, 2006, the loan balance to this shareholder aggregated $2,171,504, of which $350,000 is reflected as a current liability and $1,821,504 as long term liability. An additional amount of $129,220 of interest on this note has been accrued during 2006 and remains owed as of June 30, 2006.The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to the additional paid-in capital account. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. . In May 2006, the Company issued 796,506 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures with interest. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share. As of June 30, 2006, there are outstanding $412,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2006 of $412,500 plus accrued interest of $3,671 has therefore been reflected as a current liability.

In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006. As of June 30, 2006, the Company recorded director fees of $11,621.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of June 30, 2006, the first four monthly installments totaling 100,000 shares had been earned and issued. In addition, the advisor is entitled to a cash fee of 9% of total gross proceeds for any equity financing introduced by them and accepted by the Company and warrants to purchase shares of common stock as shall equal 9% of the shares of the Common Stock so issued, of which the shares of common stock are to be calculated as specified in the agreement. All fees due for advisory services are non-refundable and non-cancelable.

In March 2006, previously issued warrants, exercisable into 1,500,000 shares at $.01 per share for total proceeds of $15,000 were converted into common stock, resulting in the issuance of 1,500,000 common shares.

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,608 were converted into common stock, resulting in the issuance of 1,497,810 common shares.

On June 8, 2006, we completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. We issued 2,150 shares of our Series 2006 Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, we will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company's common stock.

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and exercise of Warrants. We were required to file a registration statement on or before August 4, 2006, which we filed timely. If the registration statement is not declared effective by November 6, 2006, we will be required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the condensed balance sheets. As the proceeds from the issuance of preferred shares of $2,150,000 are less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 has been charged to interest expense on derivative instruments, a non-operating expense, in the condensed statements of operations.

As of June 30, 2006, the liability for the value of the warrants and conversion option was "marked to market" and the difference of $786,660 and $1,375,978 have been accounted for as an increase to the interest expense on derivative instruments initially recognized in the condensed statement of operations. The liability for the value of the conversion option and warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as additional paid in capital.

As of June 30, 2006, the liability for the warrants was "marked to market" and the difference of $183,554 has been accounted for as an increase to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be "marked to market" in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of June 30, 2006.

Obligations                               Less than
                         Total             1 year          1-3 years
                        ----------        --------        ----------
Long-term debt          $2,584,004        $762,500        $1,821,504
Operating leases           108,000          56,000            52,000

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

SUBSEQUENT EVENT

On July 31, 2006, subsequent to the balance sheet date, the Company signed a term sheet with Inverness Medical Innovations, Inc. (AMEX:IMA) to develop and market the Company's consumer diagnostic products for HIV. The parties have contracted to enter into a definitive agreement to cooperate in the Company's completion of the clinical studies of its rapid test HIV products, with Inverness Medical Innovations being appointed the Company's exclusive, worldwide licensee in the rapid testing product consumer markets, and appointed a non-exclusive licensee to market the Company's HIV barrel product to professional markets.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our president and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our president and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures are effective to ensure that all material information required to be filed in this report has been made known to them.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and that Chembio did not infringe the Company's Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

On September 27, 2005 the Hon. Joanna Seybert, issued her Claim Construction Ruling on the interpretation of the patent claims in the suit. The Court ruled that the Company's broader interpretation of its patent claims was correct, and rejected Chembio's arguments seeking to narrow coverage afforded by the Company's '864 patent.

With the broad scope of the '864 patent now established, the Company is seeking to recover damages and to enjoin Chembio from selling or offering for sale the Chembio Sure Check device.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

Item 2. CHANGES IN SECURITIES

On June 8, 2006, we completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,981,500. We issued 2,150 shares of our Series 2006 Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, we will issue a total of 2,015,625 shares of common stock. Warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company's common stock.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and exercise of Warrants. We were required to file a registration statement on or before August 4, 2006, which we filed timely. If the registration statement is not declared effective by November 6, 2006, we will be required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective.

In connection with June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $2,614,400 for the year ended December 31, 2005; and a corresponding credit to additional paid-in capital account. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, and in May 2006, debentures totaling $1,000,000 were converted into 1,368,420 shares of common stock. Interest due of $109,608 on these debentures, were paid with 129,390 shares of common stock, valued at $0.90 per share. As at June 30, 2006, there are outstanding $412,500 of 9% Convertible Debentures due in January 2009. All interest payments are current. The Company has not received any notice of default from any of the holders of the outstanding debentures. Holders of 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2006 of $412,500 plus accrued interest of $3,671 has therefore been reflected as a current liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

ITEM 6. EXHIBITS

(a)  Exhibit index

Exhibit
--------

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                                  June 30, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2006

                        STATSURE DIAGNOSTIC SYSTEMS, INC.

                                     /s/ Steve M. Peltzman
                                     --------------------------------------
                                     Steve M. Peltzman
                                     Chief Executive Officer

                                     /s/ Leo Ehrlich
                                     --------------------------------------
                                     Leo Ehrlich
                                     Chief Financial Officer