Form 10QSB
period 2006-09-30
StatSure Diagnostic Systems, Inc.
filed 2006-11-29
CIK 885534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------
                                  FORM 10 - QSB
                         -------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant's Common Stock as of October 30, 2006 was 37,138,151 shares.

                         SALIVA DIAGNOSTIC SYSTEMS, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                           PAGE

   PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance sheets - September 30, 2006 (unaudited) and
            December 31, 2005...............................................3

            Statements of Operations - Three Months and Nine Months Ended
            September 30, 2006 and 2005 (unaudited).........................4

            Statements of Cash Flows- Nine Months Ended
            September 30, 2006 and 2005 (unaudited).........................5

            Notes to Financial Statements (unaudited).......................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            And Plan of Operation..........................................20

   Item 3.  Controls and Procedures........................................31


   PART II OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................32

   Item 2.  Changes in Securities..........................................32

   Item 3.  Defaults Upon Senior Securities................................33

   Item 4.  Submission of Matters to a Vote of Security Holders............34

   Item 5.  Other Information..............................................34

   Item 6.  Exhibits.......................................................35

   Signatures..............................................................36

   Certifications..........................................................37

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

                                                                          September 30,    December 31,
                                                                               2006          2005
                                                                           (Unaudited)     (restated)
                                                                          ------------    ------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                 $    260,865    $     76,321
Accounts receivable, net of allowance for doubtful accounts of $107,477
for both 2006 and 2005                                                         129,404          69,741
Inventories                                                                     75,571          56,150
Prepaids                                                                          --            11,669
                                                                          ------------    ------------

Total current assets                                                           465,840         213,881

Property and equipment, net of accumulated depreciation
of $576,387 (2006) and $558,075 (2005)                                          78,317          95,308
Equipment under construction                                                   664,401         664,401
Patents and trademarks, net of accumulated amortization
of $145,111(2006) and $125,876 (2005)                                          104,845          73,223
Deferred costs, less accumulated amortization
of $430,369(2006) and $260,739 (2005)                                           41,631         211,261
Deposits                                                                        14,350          13,500
                                                                          ------------    ------------
 TOTAL ASSETS                                                             $  1,369,384    $  1,271,574
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders                                               $    240,000    $    172,055
Debentures payable-net of discount                                              34,287         126,598
Accounts payable                                                                55,514          82,080
Customer advances                                                               31,792           2,000
Accrued expenses                                                               207,272         370,164
Accrued payroll  expense to officers                                           130,799         234,750
Payroll and payroll taxes payable                                               21,625         102,441
Dividends payable in stock to preferred shareholders                            53,750            --
                                                                          ------------    ------------
Total current liabilities                                                      775,039       1,090,088

LONG-TERM LIABILITIES
Note payable - shareholder                                                   1,354,146       1,932,099
Deferred rent payable                                                           10,129           6,190
Derivative instruments                                                       7,238,442            --
                                                                          ------------    ------------
TOTAL LIABILITIES                                                            9,377,756       3,028,377
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

Series 2006-A  Convertible  Preferred  Stock: 2,500 shares authorized,
     2,150 issued and outstanding                                                    2            --

SHAREHOLDERS' DEFICIT:
Series  1998-B  Convertible  Preferred  Stock:
     1,645 shares  authorized, none issued and outstanding                        --              --
Common stock, $.001 par value, 50,000,000 shares authorized,
     issued and outstanding: 36,792,510 (2006) and 31,769,491 (2005)            36,793          31,769
Additional paid-in capital                                                  45,868,061      44,425,696
Less: deferred compensation                                                       --           (2,927)
Accumulated deficit                                                        (53,913,228)   (46,211,341)
                                                                          ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                                                 (8,008,374)    (1,756,803)
                                                                          ------------    ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $  1,369,384    $  1,271,574
                                                                          ============    ============

        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2006            2005           2006             2005
                                                                                   (Restated)                      (Restated)
                                                                  ------------    ------------    ------------    ------------
REVENUES:
Product Sales                                                     $    225,411    $    204,846    $    669,477    $    645,853
Royalty Income                                                            --              --              --               546
                                                                  ------------    ------------    ------------    ------------
                                                                       225,411         204,846         669,477         646,399
COST OF PRODUCTS SOLD                                                   80,430          75,500         226,527         226,240
                                                                  ------------    ------------    ------------    ------------
Gross profit                                                           144,981         129,346         442,950         420,159
                                                                  ------------    ------------    ------------    ------------
OPERATING EXPENSES:
Research and development                                                 6,273         102,449         148,888         264,005
Selling, general and administrative                                    523,350         227,302       1,809,007       1,724,504
                                                                  ------------    ------------    ------------    ------------
                                                                       529,623         329,751       1,957,895       1,988,509
                                                                  ------------    ------------    ------------    ------------
Loss from operations                                                  (384,642)       (200,405)     (1,514,945)     (1,568,350)
                                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
Interest expense-net                                                  (110,578)        (92,560)       (256,420)       (260,816)
Interest expense on beneficial conversion feature                      (36,347)        (36,310)     (1,020,189)       (121,449)
Financing costs                                                        (21,300)        (21,299)     (3,708,146)        (63,899)
Derivative income (expense)                                          1,547,877            --          (798,315)           --
Debt conversion expense                                                   --              --          (403,872)           --
                                                                  ------------    ------------    ------------    ------------

Total other income (expenses):                                       1,379,652        (150,169)     (6,186,942)       (446,164)
                                                                  ------------    ------------    ------------    ------------
Net income (loss)                                                      995,010        (350,574)     (7,701,887)     (2,014,514)

Dividends- Preferred stock series 2006 A                                53,750            --            53,750            --
                                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS) TO COMMON SHAREHOLDERS                          $    941,260    $   (350,574)     (7,755,637)   $ (2,014,514)
                                                                  ============    ============    ============    ============

BASIC AND DILUTED INCOME(LOSS) PER SHARE                          $       0.03    $      (0.01)   $      (0.22)   $      (0.06)
                                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER
SHARE CALCULATIONS                                                  36,783,334      31,720,578      34,518,741      31,335,938
                                                                  ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      --------------------------
                                                                                                        2006             2005
                                                                                                                      (Restated)
                                                                                                      -----------    -----------
OPERATING ACTIVITIES:

Net loss                                                                                              $(7,701,887)   $(2,014,514)
Adjustments to reconcile net loss to net cash  used in operating activities:
Depreciation and amortization                                                                              37,547         38,252
Bad debt expense                                                                                             --           51,982
Amortization of deferred costs                                                                            169,630         88,144
Warrants issued for recruiting services                                                                      --          280,000
Stock issued for consulting services                                                                      250,775           --
Options granted to employees                                                                              499,329        533,553
Options granted to non-employee                                                                            34,863           --
Beneficial conversion feature of convertible debentures                                                 1,020,189        121,449
Financing costs  on derivative instruments                                                              3,644,248           --
Mark-to-market loss on derivative instruments                                                             798,315           --
Induced conversion expense on debentures                                                                  403,872           --
Changes in assets and liabilities:
Accounts receivable                                                                                       (59,664)        75,944
Inventories                                                                                               (19,421)        31,714
Prepaids                                                                                                     (850)       (12,700)
Deposits                                                                                                   11,669           --
Accounts payable, accrued payroll expense to officers  and accrued expenses                                20,397         70,976
                                                                                                      -----------    -----------
Net cash used in operating activities                                                                    (890,988)      (735,200)
                                                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment                                                                     (1,321)      (122,729)
Acquisitions of patents and trademarks                                                                    (50,857)        (1,600)
Deferred finance cost                                                                                        --         (160,000)
                                                                                                      -----------    -----------
Net cash used in investing activities                                                                     (52,178)      (284,329)
                                                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft                                                                                               --          (26,953)
Proceeds from shareholder loans                                                                           634,722         30,000
Proceeds from issuance of debentures                                                                         --        1,510,000
Repayments of debentures                                                                                 (112,500)          --
Repayment of shareholder loans                                                                         (1,381,012)      (623,287)
Proceeds from issuance of common stock                                                                     17,500          2,000
Gross proceeds from issuance of Series 2006-A preferred shares                                          2,150,000           --
Payment for financing cost                                                                               (181,000)          --
                                                                                                      -----------    -----------
Net cash provided by financing activities                                                               1,127,710        891,760
                                                                                                      -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 184,544       (127,769)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             76,321        148,630
                                                                                                      -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $   260,865    $    20,861
                                                                                                      ===========    ===========

Cash paid during the period for:
Interest                                                                                              $    35,250    $      --
Income taxes                                                                                          $     1,739    $       830
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the nine month periods ended September 30, 2006 and 2005, the previous year's balance of accrued interest of $251,282 and $228,773, respectively, for a shareholder's loan was added to the
loan balance as principal                                                                             $   251,282    $   228,773
During the nine month period ended September 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to
this shareholder                                                                                      $      --      $    10,000
Conversion of debenture and interest payable into common stock                                        $ 1,109,608    $    60,000
During the nine month period ended September 30, 2006, 470,312 warrants were issued to a placement
agent and were recorded as Additional paid in capital and Warrant liability                           $   645,881    $      --
Discount related to beneficial conversion feature of convertible debt                                 $      --      $ 1,510,000
Dividends on preferred stock payable in shares                                                        $    53,750    $      --
During the nine month period ended September 30, 2006, 1,500,000 shares of common stock were issued for a warrant conversion at $.01 per share.  Payment due of $15,000 was offset to a note payable to
this stockholder                                                                                      $    15,000    $      --

        The accompanying notes are an integral part of these statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

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

On January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc. Since March 22, 2006, the shares of the Company have traded under the StatSure name, with the symbol SSUR. Coinciding with the corporate name change, the Company changed the name of its Hema-Strip HIV test to StatSure(TM) HIV.

On September 29, 2006, SSUR.OB announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care (POC) HIV test with Inverness (a leading marketing and distribution organization for many POC products). In a two-way deal with Chembio, StatSure settled their multi-year patent litigation with StatSure granting Chembio an exclusive manufacturing license for its recently FDA cleared HIV barrel product. This product will be marketed under the IMA brand. An additional 2- way agreement with CEMI.OB, a "Joint HIV Barrel Commercialization Agreement" was finalized that establishes a long- term strategic "partnership", wherein both companies equally split their margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

On October 24, 2006, the Company notified the U.S. Food and Drug Administration ("FDA) that it was withdrawing its pending Pre-Market Approval application for a rapid HIV diagnostic screening product employing the Company's patented "barrel" technology. The Company determined there is no need to obtain Pre-Market Approval for its own HIV Barrel Product as commercialization of its barrel technology will be undertaken by means of the aforementioned arrangement.

On June 8, 2006, we completed a private placement of $2,150,000 in Preferred Stock with 10 institutional and accredited investors pursuant to a 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000.

In the course of a routine SEC review of the Company's periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to a possible incorrect application of certain accounting principles. On October 12, 2006, the Audit Committee of the Company's Board of Directors concluded based upon the recommendation of the Company's management and independent auditors, that the Company will restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31 and June 30, 2006. The Company filed an 8-K on October 13, 2006 stating that its previously issued financial statements for these periods should therefore no longer be relied upon.

The need to restate the Company's financial statements arises from the incorrect application of generally accepted accounting principles related to two non-cash transactions, the beneficial conversion feature on the issuance of the convertible debt by the Company, and revised calculations of the Employee Stock Options pursuant to FIN 28: Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions Number 15 and 25 (FASB Interpretations). The restatement is not expected to have any impact on the Company's statements of cash flows. Once the Company's review and restatement of the financial statements for these periods is complete, the Company will file amendments to these reports with the Securities and Exchange Commission as soon as practicable.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

In this Form 10-QSB, the Company has restated the prior comparative periods for the three and nine months ended September 30, 2005 for the above stated incorrect application of accounting principles. See Note 4 for further details on the restated amounts for 2005.

2.    Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company's oral fluid collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $53,913,228 at September 30, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

3.    Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and nine month periods ended September 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, which will be restated as mentioned in Notes 1 and 4. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any other portion thereof.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

Recent Accounting Pronouncements:

SEC Staff Accounting Bulletin 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial
Statements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108. .

Statement of Financial Accounting Standard 157, Fair Value Measurements ("SFAS 157"): On September 15, 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective January 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R )-5, Amendment of FASB Staff Position FAS 123(R)-1:

FSP FAS 123(R )-5 was issued on October 10, 2006 . The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

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

Further, the Company also revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 ("FIN 28"). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company's common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options has been restated to $533,553 from $221,580.

The Balance Sheet as of December 31, 2005, the Statements of Operations for the three and nine month periods ended September 30, 2005, and the Statements of Cash Flows for the nine month period ended September 30, 2005 are now being restated in this Form 10-QSB filing to give effect to the correction of these two errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

                                               CONDENSED BALANCE SHEET
                                                  December 31, 2005
                                     ------------------------------------------
                                         As reported            As restated
                                     --------------------    -------------------
CURRENT LIABILITIES:
Debentures payable-net of discount   $  1,450,000               $    126,598

SHAREHOLDERS' DEFICIT:
Additional paid in capital             45,530,096                 44,425,696
Accumulated deficit                   (48,639,143)               (46,211,341)

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

                                                           Three months ended                         Nine months ended
                                                           September 30, 2005                         September 30, 2005
                                                ----------------------------------------    --------------------------------------
                                                    As reported          As restated          As reported          As restated
                                                --------------------   -----------------    -----------------   ------------------
STATEMENTS OF OPERATIONS:

Selling, general and administrative                 $   247,058          $   227,302          $   910,951         $ 1,724,504
Stock  based  compensation  and  employment
recruiting expense- non cash                             92,586                 --                501,580                --
Loss from operations                                   (312,747)            (200,405)          (1,256,377)         (1,568,350)
Interest expense-net                                   (113,859)             (92,560)            (324,715)           (260,816)
Interest expense on beneficial                             --                (36,310)
conversion feature                                                                                   --              (121,449)
Financing costs                                            --                (21,299)                --               (63,899)
Net loss to common shareholders                        (426,606)            (350,574)          (1,581,092)         (2,014,514)
Basic and diluted net loss per share                      (0.01)               (0.01)               (0.05)              (0.06)


                                                                     Nine months ended September 30, 2005
                                                                 ----------------------------------------------
                                                                       As reported               As restated
                                                                 ------------------------    ------------------
STATEMENTS OF CASH FLOWS:

   Net loss                                                          $  (1,581,092)            $   (2,014,514)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Options granted to employees                                            221,580                    533,553
   Beneficial conversion feature of convertible
       Debentures                                                                -                    121,449
   SUPPLEMENTAL  DISCLOSURE  OF NON-CASH  FLOW  FINANCING
   ACTIVITIES:
   Discount related to beneficial  conversion  feature of
   convertible debt                                                              -                  1,510,000

  The restatement had no impact on the net cash used in operating activities.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

5.    Diluted earning (loss) Per Common Share

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". The following table sets forth the computation of the diluted loss per share for the three and nine months ended September 30, 2006 and 2005, respectively:

                                           Three Months Ended               Nine Months Ended
                                              September 30                     September 30
                                       ----------------------------    ----------------------------
                                           2006            2005            2006           2005
                                                       As restated                     As restated
                                       ------------    ------------    ------------    ------------
Numerator:
Net income (loss) to common
  shareholders                         $    941,260    $   (350,574)   $ (7,755,637)   $ (2,014,514)
(Deduct)/Add:
   Mark-to-market gain (loss)            (1,547,877)             --         798,315              --
   Interest on convertible debt               6,982              --          27,121
   Dividends on preferred  stock
   payable in shares                         53,750              --          53,750              --
                                       ------------    ------------    ------------    ------------
Net loss to common  shareholders and
   assumed conversion                  $   (545,885)   $   (350,574)   $ (6,876,451)   $ (2,014,514)
                                       ------------    ------------    ------------    ------------
Denominator:
Share reconciliation:
Shares used for basic income (loss)
  per share                              36,783,334      31,720,578      34,518,741      31,335,938
Effect of dilutive items:
   Stock options                                 --              --              --              --
   Convertible securities                        --              --              --              --
                                       ------------    ------------    ------------    ------------
Shares used for diluted income
   (loss) per share                      36,783,334      31,720,578      34,518,741      31,335,938
                                       ------------    ------------    ------------    ------------
Income (loss) per share:
   Basic and diluted:                  $       0.03    $      (0.01)   $      (0.22)   $      (0.06)

The numerator has been adjusted for the change in fair value of derivative liability related to the convertible notes and warrants. The diluted income(loss) per share for the three and nine months ended September 30, 2006 excludes from the calculation 3,847,188 shares issuable upon the exercise of stock options and warrants, 4,871,594 shares issuable upon the conversion of convertible securities and 55,850 shares issuable on payment of dividend on preferred shares. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss after adjusting for the change in fair value of derivative income effect during these periods. The calculation for the three and nine months ended September 30, 2005 excludes 4,463,000 shares issuable upon exercise of stock options and warrants and 1,450,000 shares issuable upon conversion of convertible securities due to net loss for these periods. For all periods presented diluted income (loss) per share is the same as basic income(loss) per share.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

6.    Geographic Area Information

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable.

The following table represents total product sales revenue by geographic area:

                              For the three         For the nine
                               months ended         months ended
                               September 30,        September 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------

          United States    $ 58,604   $    600   $135,018   $152,098
          United Kingdom    117,290    147,373    462,428    376,777
          Africa             38,500     12,932     39,088     61,670
          Other              11,017     43,941     32,943     55,308
                           --------   --------   --------   --------

                           $225,411   $204,846   $669,477   $645,853
                           ========   ========   ========   ========


7.    Accounts Receivable

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and at this time are uncertain if this will result in the collection of this outstanding account.

8.    Equipment Under Construction

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built to assemble the Company's Statsure HIV test. We purchased this equipment to produce production quantities of our "barrel" technology based products in an automated and cost effective manner and had expected to need it initially to satisfy the market demand of our first major barrel product--the StatSure(TM) HIV test upon FDA approval. On September 29, 2006 the Company settled patent infringement litigation with Chembio Diagnostic Systems, Inc., for which Chembio had obtained FDA approval. Under the terms of the settlement, the HIV Barrel product will be manufactured by Chembio. The Company is exploring alternate uses of this equipment. The equipment will be depreciated commencing in the Fourth Quarter 2006.

9.    Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,598 for the year ended December 31, 2005. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

As of September 30, 2006, there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $34,287, is net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $303,213.

Although the Company is current in its interest payments to the debenture holders, it previously was in default for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at September 30, 2006 of $337,500 plus accrued interest of $10,653 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

10.   Financing from Shareholder

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of September 30, 2006, the loan balance to this shareholder aggregated $1,594,146. An additional amount of $185,460 of interest on this note has been accrued during 2006 and remains owed as of September 30, 2006. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

11.   Shareholders' Equity Transactions

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of September 30, 2006, monthly installments totaling 175,000 shares had been earned. The Company has accounted for this issuance as per provisions FAS 123R and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). Expense of $75,425 and $250,775 has been recorded in the three and nine months ended September 30, 2006, respectively, in the statements of operations.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

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

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,608 were converted into common stock, resulting in the issuance of 1,497,810 common shares. (See Note 9).

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to the investors upon conversion of their Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price.

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. As of September 30, 2006, the Company has accrued $53,750 in dividends at the rate of 10% per annum.

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

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and the exercise of Warrants. The Company was required to file a registration statement on or before August 4, 2006, which was timely filed. If the registration statement is not timely declared effective or is suspended for a certain length of time, the Company is required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective or reinstated.

There is no stated limit on the maximum penalty that could be incurred. However, the maximum penalty is effectively capped as the period or periods for which payments are due for events of default and limited under the registration rights agreement to 24 months. Accordingly, the penalty is capped at 24%.

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective, and no penalty was payable at September 30, 2006.

(SEE SUBSEQUENT EVENTS)

This preferred stock is being reflected as temporary equity on the balance sheet as it has redemption features. However, the initial discount on issue of preferred shares of $2,149,998 is not being accreted as currently there is no probability of redemption of the preferred stock.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 was charged to derivative expense, a non-operating expense, in the statements of operations.

As of September 30, 2006, the liability for the value of the warrants and conversion option was "marked to market" and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be "marked to market" in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $1.00 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as a charge to additional paid in capital.

In August 2006, the agreement with the agent was modified. As a result, the Company agreed to issue additional warrants to purchase 161,250 shares of Common Stock as an advisory fee to Chardan. The warrants were assigned an initial value of $156,831 and have been accounted for as a charge to additional paid in capital. These warrants have an exercise price of $1.00 per share and a ten year life.

As of September 30, 2006, the liability for the agent warrants was "marked to market" and the difference of $181,694 has been accounted for as a decrease to the derivative expense in the condensed statement of operations. The liability for the value of the warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

12.   Stock Options

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

As a result of the adoption of FAS 123 (R), the Company's results for the three and nine month periods ended September 30, 2006 include share-based compensation expense totaling $168,272 and $499,329, respectively. This expense pertains to selling, general and administrative expenses and has been included in the relevant line item in the Statement of Operations. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset. Stock compensation expense for employee options recorded under APB No. 25 in the statement of operations for the three and nine months ended September 30, 2005 totaled $(19,756) and $533,553, respectively.

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

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

Accounting for Non-employee Awards:

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18").

Stock compensation expense related to non-employee options was $34,863 and $0 for the nine month periods ended September 30, 2006 and 2005, respectively. These amounts are included in Statement of Operations within Selling, general and administrative line item.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

There were no stock options granted in the three months ended September 30, 2006. The fair value for stock awards granted during the other periods was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  Three months ended September 30,       Nine months ended September 30,
                                               -------------------------------------   -----------------------------------
                                                     2006               2005               2006                 2005
                                                                     (Pro forma)                            (Pro forma)
                                               -----------------   -----------------   -------------   -------------------
Expected term (in years)                                                     5                 5                    5
Expected stock price volatility                                            188%              182%                 191%
Risk-free interest rate                                                   4.18%             4.35%                4.13%
Expected dividend yield                                                      0%                0%                   0%
Estimated fair value per option granted                                  1.265             1.395                1.412

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                                     Three Month Period Ended    Nine Month Period Ended
                                                                        September 30, 2005         September 30, 2005
                                                                       (Pro forma Restated)       (Pro forma Restated)
                                                                     -------------------------   -----------------------
     Net loss as restated                                                 $      (350,574)            $   (2,014,514)
     Add:  Stock-based  employee  compensation  expense included
         in  reported  net  loss,  net of  related  tax  affects                  (19,756)                   533,553
         (restated)
     Deduct:  Total stock-based  employee  compensation  expense determined  under  fair  value  based  method  for  all
         awards, net of related tax affects                                      (253,938)                  (983,698)
                                                                          ----------------            ---------------
     Pro forma net loss restated                                          $      (624,268)            $   (2,464,659)
                                                                          ================            ===============

     Basic and diluted net loss per share:
     As restated                                                          $         (0.01)            $        (0.06)
     Pro forma Restated                                                             (0.02)                     (0.08)

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

The Company granted 100,000 and 550,000 employee stock options in the nine months ended September 30, 2006 and 2005, respectively. In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price of $1.00.

The following table represents our stock options granted, exercised, and forfeited during the nine month period ended September 30, 2006:

                                                           Weighted Average            Weighted Average           Aggregate
                                                          Exercise Price per        Remaining Contractual      Intrinsic Value
           Stock Options          Number of Shares             Share ($)                 Term (years)                ($)
                                 --------------------   ------------------------    -----------------------    ----------------
Outstanding at
January 1, 2006                       1,151,000              $       1.65
Granted                                 100,000                      1.00
Exercised                                    -                       -
Forfeited/expired                       (51,000)                    19.23
                                    -----------              ------------
Outstanding at
September 30, 2006                    1,200,000              $       0.85                        8.68             $    312,000
                                    ===========              ============              ==============             ============
Exercisable at
September 30, 2006                      525,000              $       0.66                        8.73             $    237,750
                                    ===========              ============              ==============             ============

As of September 30, 2006, there was $251,043 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of less than 1 year.

13.   Contingencies

Legal Matters:

On September 29, 2006, the Company and Chembio Diagnostic Systems, Inc. ("Chembio) entered into a Settlement Agreement pursuant to which all matters in their litigation regarding the Company's' barrel patent and other matters were settled. In addition the parties entered into the Joint HIV Barrel Product Commercialization Agreement, which provides that the parties will equally share in the profits relating to all HIV Barrel Products including Chembio's SURE CHECK(R) HIV 1/2 after reimbursement to Chembio of its manufacturing and related costs, as defined, and that they will act jointly in the HIV barrel field. The settlement combines each company's HIV barrel intellectual property, including an exclusive manufacturing license to Chembio of its barrel patent for all HIV applications.

To the best knowledge of the Company, no other material legal proceedings are pending.

Economic Dependency:

For the nine months ended September 30, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $462,000 and $131,000 and accounts receivable from these customers as of September 30, 2006, aggregated $65,400 and $55,400, respectively.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2006

During the third quarter of 2006, the Company had three customers that accounted for 94% of product sales ($117,000, $55,000, and $39,000). The loss of either of our two largest customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.

For the nine months ended September 30, 2006, purchases from six suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the nine months ended September 30, 2006 ranged from $24,000 to $44,000. The corresponding accounts payable at September 30, 2006, to these suppliers, was $8,356.

14.   Subsequent Events

In October 2006, 170 shares of the Company's 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company's common stock.

In October 2006, a dividend was paid on the Company's 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company's common stock.

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, purusant to Company's Registration Rights Agreement with holders of the Company's Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

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

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary rapid assays for infectious diseases and to a lesser degree saliva based collection devices. During the years 2006 and 2005, the Company's products have been purchased by foreign governments, distributors, and laboratories.

On September 29, 2006, SSUR.OB announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care (POC) HIV test with Inverness (a leading marketing and distribution organization for many POC products). In a two-way deal with Chembio, StatSure settled their multi-year patent litigation with StatSure granting Chembio an exclusive manufacturing license for its recently FDA cleared HIV Barrel Product. This product will be marketed under the IMA brand. An additional 2- way agreement with CEMI.OB, a "Joint HIV Barrel Commercialization Agreement" was finalized that establishes a long- term strategic "partnership", wherein both companies equally split their margin dollars of the HIV Barrel Products once the actual cost of manufacturing is reimbursed.

Some terms of the agreement are:

      o Inverness will market the "Barrel" HIV test under Inverness brands globally [subject only to certain existing international agreements that the Company and StatSure may keep in place for up to one year];

      o Inverness will be the exclusive distributor/marketor of the "Barrel" HIV test under the agreement as well as any new HIV products in the "barrel field" that are developed, and may not compete with any products in this field worldwide as defined;

      o The Company granted Inverness exclusive marketing and distribution rights to their intellectual property in the HIV barrel field; and Inverness also granted the Company a license to its lateral flow technology for an HIV cassette product as well as for certain other products.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

The Company believes that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by practitioners, and by the general population. The need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New York Times and the New England Journal of Medicine's Editorial pages. The U.S. Centers for Disease Control and Prevention (CDC) published on Sept 26, 2006; new recommendations for health care providers that are designed to make voluntary HIV screening a routine part of medical care for all patients aged 13 to 64. Highlights of the new recommendations for health care settings from the CDC (Center for Disease Control and Prevention): http://www.cdc.gov/od/oc/media/pressrel/r060921.htm

Recently, the FDA has decided to conduct hearings to discuss the potential need, requirements, and issues of Over The Counter (OTC) marketing of HIV tests. The first of these hearings was held in November 2005 and the second was held in March 2006. Concerning long-term growth of the StatSure(TM) HIV test, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for over-the-counter (OTC) sales, and that self-testing will emerge as a new market. The Company believes that the two- and three-way strategic relationships that were signed on September 29, 2006, will accelerate the commercialization of this technology and decrease certain risks the Company had relating to costs and timing of obtaining FDA clearance for its HIV barrel technology. However, there can be no assurance that we will receive significant revenues from the three-way licensing, marketing and distribution arrangement (among the Company, Inverness Medical Innovations and Chembio Diagnostics, Inc.), or from other new products we may develop or introduce.

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. The Company had entered into a number of agreements with distributors who are now in breach of the contractual terms. The relationship with each of these distributors is under review as a result of our signing the three-way strategic alliance with IMA.

We continue to distribute our StatSure(TM) HIV test (on a very limited basis) and Saliva Sampler(R) oral fluid collection product through our current distribution networks. We believe growth of revenues from our Saliva Sampler(R)oral fluid collectors could result from our two major customers who have both indicated a positive outlook for 2006. In addition, the company is beginning to explore new commercial applications of these collectors.

The Company has discontinued selling its FDA approved Stat-Simple(TM) H. pylori test since 2000 but may elect to resume sales if market conditions so warrant.

On On June 8, 2006, the Company completed a 2006 Series A Convertible Preferred Stock Offering for $2,150,000.

In the course of a routine SEC review of the Company's periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to a possible incorrect application of certain accounting principles. On October 12, 2006, the Audit Committee of the Company's Board of Directors concluded based upon the recommendation of the Company's management and independent auditors, that the Company will restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31 and June 30, 2006. The Company filed an 8-K on October 13, 2006 stating inform that its previously issued financial statements for these periods should therefore no longer be relied upon.

The need to restate the Company's financial statements arises from the incorrect application of generally accepted accounting principles related to two non-cash transactions, the beneficial conversion feature on the issuance of the convertible debt by the Company, and revised calculations of the Employee Stock Options pursuant to FIN 28: Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions Number 15 and 25 (FASB Interpretations). The restatement is not expected to have any impact on the Company's statements of cash flows. The Company has filed its response to the SEC and it is estimated that the Company will file an amended Form 10-KSB and Forms 10-QSB for the relevant periods with the SEC as soon as the SEC's comments are resolved. In this Form 10-QSB, the Company has restated the prior comparative periods for the three and nine months ended September 30, 2005 for the above stated incorrect application of accounting principles. For more information on the restatement, see "Restatement of 2005 periods" below.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

On October 24, 2006, the Company notified the U.S. Food and Drug Administration ("FDA) that it was withdrawing its pending Pre-Market Approval application for a rapid HIV diagnostic screening product employing the Company's patented "barrel" technology. The Company determined there is no need to obtain Pre-Market Approval for its own HIV Barrel Product as commercialization of its barrel technology will be undertaken by means of the aforementioned arrangement.

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

The Company has adopted Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment ["FAS 123(R)], effective January 1, 2006, to account for its employee options. Other than this adoption, the Company believes there have been no other significant changes, during the quarterly period ended September 30, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Restatement of 2005 Periods

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

Further, the Company also revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 ("FIN 28"). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company's common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options has been restated to $533,553 from $221,580.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

The Balance Sheet as of December 31, 2005, the Statements of Operations for the three and nine month periods ended September 30, 2005, and the Statements of Cash Flows for the nine month period ended September 30, 2005 are now being restated in this Form 10-QSB filing to give effect to the correction of these two errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

                                            CONDENSED BALANCE SHEET
                                               December 31, 2005
                                     ----------------------------------------
                                         As reported            As restated
                                     --------------------    ----------------
CURRENT LIABILITIES:
Debentures payable-net of discount      $  1,450,000           $    126,598

SHAREHOLDERS' DEFICIT:
Additional paid in capital                45,530,096             44,425,696
Accumulated deficit                      (48,639,143)           (46,211,341)

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

                                                  Three months ended            Nine months ended
                                                  September 30, 2005            September 30, 2005
                                              --------------------------    --------------------------
                                              As reported    As restated    As reported    As restated
                                              -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS:

Selling, general and administrative           $   247,058    $   227,302    $   910,951    $ 1,724,504
Stock  based  compensation  and  employment
recruiting expense- non cash                       92,586           --          501,580           --
Loss from operations                             (312,747)      (200,405)    (1,256,377)    (1,568,350)
Interest expense-net                             (113,859)       (92,560)      (324,715)      (260,816)
Interest expense on beneficial
conversion feature                                   --          (36,310)                     (121,449)
Financing costs                                      --          (21,299)                      (63,899)
Net loss to common shareholders                  (426,606)      (350,574)    (1,581,092)    (2,014,514)
Basic  and  diluted  net loss per share             (0.01)         (0.01)         (0.05)         (0.06)

                                                             Nine months ended
                                                             September 30, 2005
                                                         --------------------------
                                                         As reported    As restated
                                                         ------------   -----------
STATEMENTS OF CASH FLOWS:

Net loss                                                 $(1,581,092)   $(2,014,514)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Options granted to employees                                 221,580        533,553
Beneficial conversion feature of convertible
    Debentures                                                  --          121,449
SUPPLEMENTAL  DISCLOSURE  OF NON-CASH  FLOW  FINANCING
ACTIVITIES:
Discount related to beneficial  conversion  feature of          --        1,510,000
convertible debt

    The restatement had no impact on the cash used in operating activities.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

RESULTS OF OPERATIONS

Third Quarter and First Nine Months of 2006 Compared to Third Quarter and First Nine Months of 2005

Revenues. The Company's revenues consist of product sales and royalties. Revenues increased 10% to $225,411 in the third quarter of 2006 yielding a gross margin of $144,981 or 64% from revenues of $204,846 in the third quarter of 2005, yielding a gross margin of $129,346 or 63%. Revenues increased 4% to $669,477 in the first nine months of 2006 yielding a gross margin of $442,950 or 66% from $646,399 in the first nine months of 2005 yielding a gross margin of $420,159 or 65%. The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the nine months ended September 30, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $462,000 and $131,000.

Cost of products sold: Costs of products sold increased to $80,430 (36% of product sales) in the third quarter of 2006 from $75,500 (37% of product sales) in the third quarter of 2005, and increased to $226,527 (34% of product sales) in the first nine months of 2006 from $226,240 (35% of product sales) in the first nine months of 2005. Gross margins for the periods were stable and the Company did not have any unanticipated events.

Research and development expenses: Research and development expenses decreased to $6,273 in the third quarter of 2006 from $102,449 in the third quarter of 2005 and decreased to $148,888 in the first nine months of 2006 from $264,005 in the first nine months of 2005. The decrease is due to fewer consulting expenses incurred with our HIV test. R&D costs are expected to decrease from previous year's levels as the Company will no longer be applying for FDA PMA approval for its "barrel" format HIV test, due to an agreement signed with Inverness Medical and Chembio Diagnostics.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 130% to $523,350 in the third quarter of 2006 from $227,302 in the third quarter of 2005 and increased 5% to $1,809,007 in the first nine months of 2006 from $1,724,504 in the first nine months of 2005. This increase is due to significantly greater expenses for consulting, professional fees, amortization expense, and payroll. Of these amounts stock based compensation and employment recruiting expenses- non cash, decreased 35% to $ from $408,994 in the third quarter of 2006, versus the third quarter of 2005 and decreased 1% to $808,209 from $813,553 in the first nine months of 2006 versus the same period in 2005. The amount for the third quarter of 2005 has been restated from $92,586 to $(19,756) to account for variable options granted to an employee in accordance with FIN 28. The stock based compensation for third quarter of 2006 comprises amortization charges for employee and director options accounted under FAS 123(R) of $168,272 and for non-employee options of $11,621 accounted under FAS 123 (R) and EITF 96-18.

Loss from operations: The loss from operations for the third quarter of 2006 of $384,642 reflects a 92% increase in loss from the $200,405 loss reported for the third quarter of 2005; and the loss from operations for the first nine months of 2006 of $1,514,945 reflects a 3% decrease from the $1,568,350 loss reported for the first nine months of 2005. Decreased expenses for stock based compensation in 2006 contributed to the Company's decreased loss.

Interest expense: Interest expense increased to $110,578 in the third quarter of 2006 from $92,560 in the third quarter of 2005 and decreased to $256,420 in the first nine months of 2006 from $260,816 in the first nine months of 2005. Interest expense on beneficial conversion feature increased slightly to $36,347 in the third quarter of 2006 from $36,310 in the third quarter of 2005 and increased to $1,020,189 in the first nine months of 2006 from $121,449 in the first nine months of 2005. The increase of non-cash interest expense was due to amortization of beneficial conversion feature of debentures.

Derivative income (expense): Non-cash derivative income of $1,547,877 and derivative expense of $798,315 for the three and nine months ended September 30, 2006 was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price from $1.50 to $1.11. The Company did not have derivative instruments in the same periods of 2005.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

Financing costs: Financing costs increased to $3,708,146 in the first nine months of 2006 from $63,899 in the first nine months of 2005. All of the increase was due to the Series 2006-A convertible preferred stock financing and the application of derivative accounting.

Debt conversion expense: Other expense consists of an induced conversion expense of $403,872 incurred to convert the 9% convertible debentures as required under SFAS 84. The Company did not incur similar expenses in the third quarter of 2005.

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

                             September 30, 2006           December 31, 2005
                             ------------------           -----------------
Cash and cash equivalents     $      260,865                $       76,321
Working capital (deficit)           (309,199)                     (876,207)


Net cash used in operating activities in the first nine months of 2006 was $890,988. Net cash used in the first nine months of 2005 was $735,200. In 2006, the increase in cash used by operations was primarily due to the increase of the net loss of $7,701,887 (2006) and $2,014,514 (2005). The following expenses showed significant changes between the first nine months of 2006 when compared to the first nine months of 2005:

      o     Legal and accounting costs (increased in 2006)
      o Non-cash expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(increased in
            2006)
      o Non-cash financing costs incurred in the issuance of the Series 2006-A Convertible Preferred Stock (increased in 2006)
      o     Non-cash induced conversion expense (increased in 2006)
      o     Consulting expenses (increased in 2006)
      o     Insurance (increased in 2006)
      o     Recruiting expense (decreased in 2006)
      o     Director fees (increased in 2006)

Net cash used in operating activities for 2005 was not impacted by the aforementioned restatement.

Cash used in investing activities in the first nine months of 2006 was $52,178 as compared to $284,329 in the first nine months of 2005. The significant changes were equipment costs $1,321 in 2006 and $122,729 in 2005. Deferred finance costs in 2005 were $160,000; the Company did not incur similar costs in 2006

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

Cash provided by financing activities in the first nine months of 2006 was $1,127,710, and in the first nine months of 2005 was $891,760. The following lists the significant changes. During 2006 the Company netted $1,969,000 from the sale of Series 2006-A Convertible Preferred Stock offset by net repayments of $761,290 of shareholder loans. During 2005 the Company received $1,510,000 from the sale of debentures. This amount was offset by $593,287 in net repayments of shareholder loans. Proceeds from issuance of common stock in 2006 were $32,500 and in 2005 was $2,000.

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

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of September 30, 2006, the loan balance to this shareholder aggregated $1,594,146. An additional amount of $185,460 of interest on this note has been accrued during 2006 and remains owed as of September 30, 2006. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,598 for the year ended December 31, 2005. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

As of September 30, 2006, there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $34,287, is net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $303,213.

Although the Company is current in its interest payments to the debenture holders, it previously was in default for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at September 30, 2006 of $337,500 reduced by unamortized debt discount of $303,213 plus accrued interest of $10,653 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006. As of September 30, 2006, the Company recorded director fees of $34,863.

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of September 30, 2006, monthly installments totaling 175,000 shares had been earned. The Company has accounted for this issuance as per provisions FAS 123R and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees" ("EITF 96-18"). Expense of $75,425 and $250,775 has been recorded in the three and nine months ended September 30, 2006, respectively, in the statements of operations.

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

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to the investors upon conversion of their Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. As of September 30, 2006, the Company has accrued $53,750 in dividends at the rate of 10% per annum.

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and the exercise of Warrants. The Company was required to file a registration statement on or before August 4, 2006, which was timely filed. If the registration statement is not timely declared effective or is suspended for a certain length of time, the Company is required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective or reinstated.

There is no stated limit on the maximum penalty that could be incurred. However, the maximum penalty is effectively capped as the period or periods for which payments are due for events of default and limited under the registration rights agreement to 24 months. Accordingly, the penalty is capped at 24%.

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective, and no penalty was payable at September 30, 2006.

(SEE SUBSEQUENT EVENTS BELOW)

This preferred stock is being reflected as temporary equity on the balance sheet as it has redemption features. However, the initial discount on issue of preferred shares of $2,149,998 is not being accreted as currently there is no probability of redemption of the preferred stock.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 was charged to financing costs, a non-operating expense, in the statements of operations.

As of September 30, 2006, the liability for the value of the warrants and conversion option was "marked to market" and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be "marked to market" in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $1.00 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as a charge to additional paid in capital.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

In August 2006, the agreement with the agent was modified. As a result, the Company agreed to issue additional warrants to purchase 161,250 shares of Common Stock as an advisory fee to Chardan. The warrants were assigned an initial value of $156,831 and have been accounted for as a charge to additional paid in capital. These warrants have an exercise price of $1.00 per share and a ten year life.

As of September 30, 2006, the liability for the agent warrants was "marked to market" and the decrease of $181,694 for the three and nine months ended September 30, 2006, has been accounted for as derivative income in the condensed statement of operations. The liability for the value of the warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of September 30, 2006.


     Obligations               Total       Less than 1 year      1-3 years
                          --------------   ----------------   -------------
     Long-term debt       $    1,931,646      $   577,500     $   1,354,146
     Operating leases             83,000           61,000            22,000

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

SUBSEQUENT EVENT

In October 2006, 170 shares of the Company's 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company's common stock.

In October 2006, a dividend was paid on the Company's 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company's common stock.

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, purusant to Company's Registration Rights Agreement with holders of the Company's Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. It is noted that the Company has been delinquent on this current filing with the SEC. The reason for the delay is the accounting for complex financing transactions and addressing accounting restatements in response to recent SEC routine inquiry. The Company has hired an outside consultant to assist with accounting for complex financing transactions in this quarter and it is anticipated that the Company will be able to file in the future with the SEC on a timely basis. As a result, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to ensure that all material information required to be filed in this report has been made known to them. However with the assistance of outside consultants and other improvements that are being made, our chief executive officer and chief financial officer believe that the reporting process is now stronger and effective and will result in timely filings in the future.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a "Warrant") to purchase up to 75% of the number of shares of common stock issuable to the investors upon conversion of their Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price.

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company's common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. As of September 30, 2006, the Company has accrued $53,750 in dividends at the rate of 10% per annum.

In connection with the issuance of the Preferred Stock and Warrants pursuant to the June 8, 2006 private placement described above, we agreed to file a registration statement with the Securities and Exchange Commission to register for sale the shares of common stock issuable upon conversion of Convertible Preferred Stock and the exercise of Warrants. The Company was required to file a registration statement on or before August 4, 2006, which was timely filed. If the registration statement is not timely declared effective or is suspended for a certain length of time, the Company is required to pay 1% of the purchase price of the Convertible Preferred Stock for each 30 day period or portion thereof after such effective date until the registration statement is declared effective or reinstated.

There is no stated limit on the maximum penalty that could be incurred. However, the maximum penalty is effectively capped as the period or periods for which payments are due for events of default and limited under the registration rights agreement to 24 months. Accordingly, the penalty is capped at 24%.

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective, and no penalty was payable at September 30, 2006. (SEE SUBSEQUENT EVENTS)

This preferred stock is being reflected as temporary equity on the balance sheet as it has redemption features. However, the initial discount on issue of preferred shares of $2,149,998 is not being accreted as currently there is no probability of redemption of the preferred stock.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 was charged to derivative expense, a non-operating expense, in the statements of operations.

As of September 30, 2006, the liability for the value of the warrants and conversion option was "marked to market" and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be "marked to market" in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company's common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as a charge to additional paid in capital.

In August 2006, the agreement with the agent was modified. As a result, the Company agreed to issue additional warrants to purchase 161,250 shares of Common Stock as an advisory fee to Chardan. The warrants were assigned an initial value of $156,831 and have been accounted for as a charge to additional paid in capital. These warrants have an exercise price of $0.50 per share and a ten year life.

As of September 30, 2006, the liability for the agent warrants was "marked to market" and the difference of $181,694 has been accounted for as a decrease to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be "marked to market"in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,598 for the year ended December 31, 2005. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

As of September 30, 2006, there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $34,287, is net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $303,213.

Although the Company is current in its interest payments to the debenture holders, it previously was in default for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors. The amount of debentures at September 30, 2006 of $337,500 plus accrued interest of $10,653 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company's Registration Rights Agreement with holders of the Company's Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006

ITEM 6. EXHIBITS

(a)   Exhibit index

Exhibit
------
4.18 Certificate of Designation of the Relative Rights and Preferences of the Series 2006 A Convertible Preferred Stock (1)

10.18 Series A Convertible Preferred Stock Purchase Agreement, dated as of June 8, 2006, among the Company and certain investors (1)

10.19 Form of common stock purchase warrant issued by the Company on June 8, 2006 (1)

10.20 HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Company, Inverness and Chembio(2)

10.21 Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Company and Chembio(2)

10.22 Settlement Agreement, dated September 29, 2006, between the Company and Chembio(2)

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

      (1) Incorporated by reference to the Registrant's registration statement on Form SB-2 filed with the Commission on August 04, 2006.

      (2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 06, 2006

                        STATSURE DIAGNOSTIC SYSTEMS, INC.
                               SEPTEMBER 30, 2006


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 28, 2006

                              STATSURE DIAGNOSTIC SYSTEMS, INC.


                              /s/ Steve M. Peltzman
                              --------------------------------------
                              Steve M. Peltzman
                              Chief Executive Officer
                              (principal executive officer)


                              /s/ Leo Ehrlich
                              --------------------------------------
                              Leo Ehrlich
                              Chief Financial Officer
                              (principal financial officer)