Form 10QSB/A
period 2005-03-31
StatSure Diagnostic Systems, Inc.
filed 2007-03-07
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB/A

Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	91-1549305
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1 Clarks Hill Rd.
Framingham, MA. 01702

(Address of principal executive offices and zip code)

(508) 872-2625

(Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐   No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 13, 2005, 31,709,491 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB/A for the period ending March 31, 2005.

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems Inc. (the Company) for the quarterly period ended March 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to properly record the amount of compensation expense for 550,000 stock options granted to certain employees in March 2005, and

c)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Accordingly, Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 2 amends Parts I and II of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB/A

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,910	$148,630
Accounts receivable, net of allowance for doubtful accounts of $55,495 for both 2005 and 2004	286,922	248,279
Inventories	84,010	102,027
Total current assets	391,842	498,936

Property and equipment, net of accumulated depreciation of (2005) $528,567 and $518,675 (2004)	113,562	73,269
Equipment under construction	664,401	603,111
Patents and trademarks, net of accumulated amortization of $117,827 (2005) and $115,220 (2004)	59,439	62,046
Deferred costs, less accumulated amortization of $167,747 (2005) and $141,600 (2004)	304,253	170,400
Deposits	800	800
TOTAL ASSETS	$1,534,297	$1,408,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$—	$26,953
Note payable - shareholders	17,221	243,398
Accounts payable	82,037	129,222
Customer advances	455	18,465
Accrued expenses	84,754	356,081
Accrued payroll expense to officers	229,750	161,250
Payroll and payroll taxes payable	106,078	70,078
Total current liabilities	520,295	1,005,447

LONG-TERM DEBT
Debentures payable-net of discount	6,378	—
Note payable - shareholder	1,932,099	2,069,839
TOTAL LIABILITIES	2,458,772	3,075,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 31,709,491 shares (2005) and 30,509,491 (2004)	31,709	30,509
Additional paid-in capital	44,374,728	42,073,056
Less: Deferred compensation	(562,879)
Accumulated deficit	(44,768,033)	(43,770,289)
TOTAL SHAREHOLDERS’ DEFICIT	(924,475)	(1,666,724)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,534,297	$1,408,562

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)
REVENUES:
Product Sales	$264,473	$280,198
Royalty Income	546	921
	265,019	281,119

COSTS OF PRODUCTS SOLD	94,346	73,317

Gross profit	170,673	207,802

OPERATING EXPENSES:
Research and development	77,000	210,000
Selling, general and administrative expense	983,754	73,159
	1,060,754	283,159

Loss from operations	(890,081)	(75,357)

OTHER EXPENSES:
Interest expense-net	(79,985)	(72,923)
Interest expense on beneficial conversion feature	(6,378)	—
Financing costs	(21,300)	—
Total other expenses:	(107,663)	(72,923)

NET LOSS TO COMMON STOCKHOLDERS	$(997,744)	$(148,280)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	30,565,256	30,509,700

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Restated)
OPERATING ACTIVITIES:
Net loss	$(997,744)	$(148,280)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	12,499	8,931
Amortization of deferred costs	26,147	21,300
Warrants issued for recruiting services	399,622	—
Beneficial conversion feature of convertible debentures	6,378	—
Options issued to employee as compensation	228,371	—
Changes in assets and liabilities:
Accounts receivable	(38,643)	(26,619)
Royalty receivable	—	9,078
Subscription receivable	—	2,000
Inventories	18,017	(26,348)
Other current assets	—	(474)
Accounts payable, accrued payroll expense to officers and accrued expenses	(3,249)	56,521
Net cash used in operating activities	(348,602)	(103,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,475)	(130,312)
Deferred finance cost	(160,000)	—
Net cash used in investing activities	(271,475)	(130,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(26,953)	—
Proceeds from shareholder loans	30,000	522,000
Proceeds from issuance of debentures	1,100,000	—
Repayments of shareholder loans	(612,690)	(273,500)
Proceeds from issuance of common stock	2,000	—
Net cash provided by financing activities	492,357	248,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(127,720)	14,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,630	24,182
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,910	$38,479

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the three month periods ended March 31, 2005 and 2004, the previous year’s balance of accrued interest of $228,773 and $68,265, respectively, for a shareholder’s loan was added to the loan balance as principal.	$228,773	$68,265
During the three month period ended March 31, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this stockholder.	$10,000	—
During the three month period ended March 31, 2005, 550,000 options were issued to an employee as compensation .	$791,250	—
During the three month period ended March 31, 2005, debentures in the amount of $1,100,000 were sold and resulted in beneficial conversion charge of $1,100,000.	$$ 1,100,000	—

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

1.	Description of Business/Basis of Presentation

Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems, Inc., (SDS), a Delaware corporation (the “Company”), is primarily engaged in the development and marketing of oral fluid collection devices for the drugs of abuse market, and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented proprietary platform for rapid testing for infectious diseases, offers significant advantages over the existing products, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid (“volume adequacy indicator”).

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip™ Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company’s HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company completed its clinical trials and had submitted all modules of the Pre-Market Approval (PMA) to the FDA. The FDA has recently requested certain additional testing and the Company is presently completing these tests. Based on the results of the Hema-Strip™ HIV Test clinical trials, the Company has reason to believe the product’s performance meets the necessary criteria for FDA approval. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

SDS is committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA) PMA marketing approval of our rapid Hema-Strip™ HIV diagnostic tests in the United States. Although there is no assurance that we will receive approval, we believe that the Hema-Strip™ HIV device format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have certain competitive advantages in the market for rapid HIV testing both in the United States and internationally.

The accompanying unaudited financial statements as of and for the three month periods ended March 31, 2005 and 2004, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2004, is derived from Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005, or any other portion thereof.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

2.	Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company’s collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,768,033 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

The Company’s capital requirements have been and will continue to be significant. The Company’s capital base is smaller than that of many of its competitors, and there can be no assurance that the Company’s cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. The Company’s future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company’s products in various countries, including the United States, the extent and timing of the acceptance of the Company’s products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with much certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s significant operating losses and significant capital requirements, however, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

3.	Summary Of Significant Accounting Policies (continued)

On March 31, 2005, the Company has unused net operating loss carryforwards of approximately $44,000,000 which expire at various dates through 2024. Most of this amount is subject to annual limitations due to “changes in ownership” that have occurred upon the conversion of the Company’s Series 1998-B Convertible Preferred Stock in previous years.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

4.	Restatement

Subsequent to the filing of form 10-QSB/A for the period ended March 31, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,100,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,093,622 being netted with the gross amount of the debenture payable of $1,100,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,100,000) and to amortize the beneficial conversion feature for the period ended March 31, 2005 of $6,378.

The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options has been restated to $228,371 from $8,910. In addition, deferred compensation was reduced to $562,879 from $920,340. The result of this restatement was to increase compensation expense by $219,461 and to reduce deferred compensation by $357,461 and accordingly to reduce additional paid-in capital by $138,000.

Further, the Company also revalued warrants issued as payment for services rendered, for which the Company had used a 30% discount for various restrictions. This revaluation increased the related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the three month period ended March 31, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of March 31, 2005, the Statement of Operations for the three month period ended March 31, 2005, and the Statement of Cash flows for the three month period ended March 31, 2005 are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	March 31, 2005
	As reported	As Restated
BALANCE SHEET:
Debentures payable-net of discount	$1,100,000	$6,378
Additional paid-in capital	43,293,106	44,374,728
Less: Deferred compensation	(920,340)	(562,879)
Accumulated deficit	(44,422,573)	(44,768,033)

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

4.	Restatement (Continued)

	For the three months ended March 31, 2005
	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$644,672	$983,754
Loss from operations	(550,999)	(890,081)
Interest expense-net	(101,285)	(79,985)
Interest expense on beneficial conversion feature	—	(6,378)
Financing costs	—	(21,300)
Net loss to common shareholders	(652,284)	(997,744)
Earnings per share	(.02)	(.03)

	For the three months ended March 31, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(652,284)	$(997,744)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	—	6,378
Options issued to employee as compensation	—	228,371
Amortization of options granted employees	8,910	—

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

4.	Restatement (Continued)

	For the three months ended March 31, 2005
	As reported	As Restated
Net loss to common shareholders
As reported	$(652,284)	$(997,744)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	8,910	228,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(8,512)	(245,098)
Pro forma	$(651,886)	$(1,014,471)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.03)
Pro forma	(0.02)	(0.03)

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

5.	Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	March 31, 2005	December 31, 2004

Raw materials	$72,771	$87,407
Finished goods	11,239	14,620
	$84,010	$102,027

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

6.	Equipment Under Construction

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built to assemble the Company’s Statsure HIV test. We purchased this equipment to produce production quantities of our “barrel” technology based products in an automated and cost effective manner and expect to need it initially to satisfy the market demand of our first major barrel product—the StatSure™ HIV test upon FDA approval. As of March 31, 2005 we have not received FDA approval and the equipment has not been put in to service.

7.	Accrued Expenses

	March 31, 2005	December 31, 2004
Accrued interest	$79,985	$228,773
Accrued legal expense	—	112,500
Other accrued liabilities	4,769	14,808
	$84,754	$356,081

8.	Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

	Three months ended March 31,
	2005	2004

United States	$147,608	$133,966
United Kingdom	80,948	95,339
Africa	26,490	26,300
Others	9,877	24,593
	$264,473	$280,198

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

9.	Deferred Costs

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

10.	Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by recording a debenture debt discount of $1,100,000. The beneficial conversion feature was computed by the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company’s common stock limited to the amount of the debenture proceeds. The debenture debt discount is being amortized over the life of the debentures. The Company recognized an interest expense of $6,378 for the three month period ended March 31, 2005. The Company had sold an aggregate of $1,100,000 of these convertible debentures. During April 2005, subsequent to the balance sheet date, an additional $260,000 worth of debentures were sold.

As of March 31, 2005, there are outstanding $1,100,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $6,378, is net of gross amount of debenture payables of $1,100,000 reduced by unamortized debt discount of $1,093,622.

11.	Financing From Shareholders

Per a promissory note dated January 2004, Helenka Bodner, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip™ HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of March 31, 2005, there was no loan balance on this note.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

Resonance Limited, a shareholder, is owed $6,624 as of March 31, 2005. The loan bears no interest and is due on demand.

12.	Shareholders’ Equity Transactions

For the three months ended March 31, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is been deferred over a two-year employment period. An adjustment of $228,371 in the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended March 31, 2005.

13.	Contingencies

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

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$43,571
1-3 years	2,746,433
4th year	366,666
$3,156,670

Legal Matters

In March 2004, Chembio Diagnostics, Inc. commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company has filed counterclaims for patent infringement seeking an injunction and damages.  Discovery has commenced and the parties are in the midst of filing briefs with the Court that seek different interpretations of the patent.   The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company’s trademark, HemaStrip™. The petition alleged that the Company’s trademark HemaStrip™, would likely be confused with Bayer’s trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company’s trademark and the Company is currently in discussions with Bayer to settle this matter.
Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

13.	Contingencies (continued)

Economic Dependency

The Company had two customers that accounted for 87% of product sales (56% and 31%) during the first quarter of 2005 and 69% of product sales (35% and 34%) during the first quarter of 2004. The loss of these customers could have a material adverse effect on the Company.

14.	Subsequent Events

The Company announced the appointment of Mr. D. Bruce Pattison as President and Chief Operating Officer, effective May 2, 2005. Mr. Pattison had been working closely with the Company as a consultant over the past five months. Mr. Pattison has over thirty years experience with technology based health-care companies serving both diagnostic and therapeutic market segments.

In connection with hiring Mr. Pattison, during the Employment Period ending May 2, 2007, the Company will pay a temporary base salary at the annual rate of one hundred twenty thousand dollars ($120,000). Said base salary shall increase to the annual rate of One Hundred Eighty Thousand ($180,000) upon the closing of a financing for the Company with gross proceeds of at least three million dollars ($3,000,000). The Board of Directors may determine, from time to time, in its sole discretion, to pay Mr. Pattison bonuses or additional compensation. Mr. Pattison shall be entitled to participate in all fringe benefits the Company provides for its employees generally, and such other benefits as the Company provides generally for its senior executives. Until such benefit programs are adopted, the Company shall reimburse Mr. Pattison for 75% of Health Insurance and for up to $2,000/yr of Life Insurance premiums. In addition the Company granted 550,000 options to Mr. Pattison to purchase the common stock of the Company (the “Common Stock”), as follows:

(1)    Stock options, vested as of the date hereof, exercisable from June 1, 2005 until June 1, 2015, entitling Mr. Pattison to purchase 100,000 shares of the Company's common stock ("Common Stock") at an exercise price of $ 0.10-per share.

(2)    Stock options (the "Options") to acquire 450,000 shares of Common Stock only if Mr. Pattison remains employed as of a vesting date. The Options shall vest in three equal amounts annually, commencing on October 1, 2005 at which time one-third, (150,000) of the Options shall vest, and on each of the two anniversaries thereafter, an additional one-third of the Options shall vest, provided that, if Mr. Pattison is terminated without Cause within six months of a vesting date, all Options due to vest as of such date shall vest as of the date of termination. All vested Options shall terminate ten years from issuance. The exercise price shall be equal to the lessor of (i) 66-2/3% of the price per share of Common Stock as established in any Company offering and sale of Common Stock occurring prior to April 30, 2006, and (ii) $1.00 per share. In the event of a termination of Mr. Pattison’s employment for any reason other than for Cause, Mr. Pattison shall have until their expiration to exercise any vested portion of an Option. In the event of an acquisition or change in control of the Company, all unvested options shall immediately vest.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
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

GENERAL

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. The Company’s products have been purchased by foreign governments, distributors, laboratories, as well as the U.S. Center for Disease Control (CDC), an agency of the United States government.

In February 2000, the Company closed its Vancouver, Washington manufacturing facility and moved its executive offices to New York. The Company no longer has its own manufacturing plant which would allow it to independently produce its products, and relies exclusively on its contract manufacturers to supply the Company’s needs.

In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company’s HIV test devices. Based on the results of the Hema-Strip HIV Test clinical trials completed thus far, the Company believes the product’s performance meets the necessary criteria for U.S. approval. The Company has recently been notified by the FDA that certain additional clinical testing is required and the Company expects to complete these tests during the second quarter of 2005.

The Company is seeking a PMA for its HIV rapid test from the FDA and submitted all modules of the PMA by the end of November 2004. Since that time the FDA has inspected each of the six clinical sites that participated in the clinical trials for our HIV-HemaStrip™ product. The Company is completing a small study of 200 samples and expects to complete its data base with that information in June 2005. Following that, the Company expects its contract manufacturer (ABMC) to be audited by the FDA. Typically several months pass, following a successful inspection and submission of a completed PMA, to receive notification. In addition to the US, the Company intends to submit the appropriate regulatory submissions, import/export documentation and any other requirement for a number of countries, including but not limited to, Russia, Brazil, Canada, Vietnam, India, Mexico, Australia, Philippines, Thailand, and a number of African countries.

The IDE, Clinical Trials, and application modules are only part of a difficult and financially costly process to receive U.S. marketing approval. There is no assurance that the Company will have the financial resources, expertise, or ability to complete the approval process.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

A Certificate of Exportability was issued by the FDA in October 2003 allowing the resumption of the Company’s HIV diagnostics export sales.

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. Recently, the need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the New England Journal of Medicine’s Editorial pages. Consequently, we are now actively working to commercialize our HIV rapid test products, and to obtain requisite regulatory approvals to introduce these products in international markets. There can be no assurance that we will achieve or sustain significant revenues from sales of HIV diagnostic tests, internationally or domestically, or from other new products we may develop or introduce.

The Company has limited marketing, sales and distribution resources. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. To date, the Company has signed an exclusive distribution agreement of our HemaStrip™ test product, for The Russian Federation, the C.I.S. and certain African countries with Memorand Limited. Memorand is currently working to obtain appropriate government and regulatory requirements. ADR PRE Ltd. acted as the agent in developing this relationship and distribution agreement. The Company has agreed to compensate ADR PRE Ltd. for their efforts based on a sales commission basis.

The Company has signed a distribution agreement with Medsource Ozone Biomedicals for distribution of our HemaStrip™ and SeroStrip products throughout India.

Our Saliva Sampler® oral fluid collectors are being sold under a distribution agreement with Immunalysis, Inc., whereby they have been granted exclusive rights to the Saliva Sampler® for sale in the U.S. and Canada solely for the laboratory testing market to detect a drug of abuse. They have incorporated our Saliva Sampler® collector in their application for FDA marketing approval of their assay kit for oral fluid substance abuse testing.

We continue to distribute our Hema-Strip™ HIV test and Saliva Sampler® oral fluid collection product through our current distribution networks and we will also seek new distribution relationships for our current and future test products.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $44,768,033 at March 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will not be sufficient to maintain the Company’s operations through 2005. However, the Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.4 million dollars and expects to close this round shortly. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company’s future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
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

Restatement of Financial Statements

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB/A for the period ending March 31, 2005.

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems Inc. (the Company) for the quarterly period ended March 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to properly record the amount of compensation expense for 550,000 stock options granted to certain employees in March 2005, and

c)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Accordingly, Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 2 amends Parts I and II of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

a)
Subsequent to the filing of form 10-QSB/A for the period ended March 31, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,100,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

discount of $1,093,622 being netted with the gross amount of the debenture payable of $1,100,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,100,000) and to amortize the beneficial conversion feature for the period ended March 31, 2005 of $6,378.

b)
The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options has been restated to $228,371 from $8,910. In addition, deferred compensation was reduced to $562,879 from $920,340. The result of this restatement was to increase compensation expense by $219,461 and to reduce deferred compensation by $357,461 and accordingly to reduce additional paid-in capital by $138,000.

c)
Further, the Company also revalued warrants issued as payment for services rendered, for which the Company had used a 30% discount for various restrictions. This revaluation increased the related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the three month period ended March 31, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

The Balance Sheet as of March 31, 2005, the Statement of Operations for the three month period ended March 31, 2005, and the Statement of Cash flows for the three month period ended March 31, 2005 are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	March 31, 2005
	As reported	As Restated
BALANCE SHEET:
Debentures payable-net of discount	$1,100,000	$6,378
Additional paid-in capital	43,293,106	44,374,728
Less: Deferred compensation	(920,340)	(562,879)
Accumulated deficit	(44,422,573)	(44,768,033)

	For the three months ended March 31, 2005
	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$644,672	$983,754
Loss from operations	(550,999)	(890,081)
Interest expense-net	(101,285)	(79,985)
Interest expense on beneficial conversion feature	—	(6,378)
Financing costs	—	(21,300)
Net loss to common shareholders	(652,284)	(997,744)
Earnings per share	(.02)	(.03)

	For the three months ended March 31, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(652,284)	$(997,744)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	—	6,378
Options issued to employee as compensation	—	228,371
Amortization of options granted employees	8,910	—

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three months period ended March 31, 2005 using the Black-Scholes pricing model.

	For the three months ended March 31, 2005
	As reported	As Restated
Net loss to common shareholders
As reported	$(652,284)	$(997,744)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	8,910	228,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(8,512)	(245,098)
Pro forma	$(651,886)	$(1,014,471)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.03)
Pro forma	(0.02)	(0.03)

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

RESULTS OF OPERATIONS

First Quarter of 2005 Compared to First Quarter of 2004

REVENUES. The Company’s revenues consist of product sales and royalties. Revenues decreased 6% to $265,019 in the first quarter of 2005 yielding a gross margin of $170,673 or 64% from the first quarter of 2004 revenues of $281,119, yielding a gross margin of $207,802 or 74%. The first quarter of 2005 decrease in margins is primarily due to increased scrap rates incurred in validating new machinery in conformity with Good Manufacturing Practices (GMP). This incurs labor costs and running the machinery while consuming materials as if it were a normal production cycle. However the product produced is used only for evaluation and is thereafter scrapped.

The Company’s revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. The Company is presently working on updating its saliva collection devices to meet the needs of laboratories high throughput machines and expects to announce product changes and patent filings during the second quarter 2005.

For the first quarter of December 31, 2005, sales to two customers were in excess of 10% of the Company’s total sales. Sales to these customers were approximately $148,000, and $81,000. The Company is continuing to seek new markets and sales opportunities for its products

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

COST OF PRODUCTS SOLD. Costs of products sold increased to $ 94,346 (36% of product sales) in the first quarter of 20055 from $73,317 (26% of product sales) in the first quarter of 2004. The increase in product cost was attributable to increased scrap rates in validating new machinery. SEE REVENUES

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $77,000 in the first quarter of 2005 from $210,000 in the first quarter of 2004. The decrease is due to fewer expenses incurred in the first quarter of 2005 for:
•	the Hema-Strip™ HIV test clinical trials
•	the preparation of documents for FDA submissions

R&D costs for Hema-Strip™ HIV are expected to continue in 2005 until such time that we receive FDA approval to market the test in the U.S. Hema-Strip™ HIV R&D costs in 2005 are estimated at $200,000. The Company expects total R&D costs to increase in 2005 should it begin clinical trials for a new product, a project presently being considered by management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 1245% to $983,754 in the first quarter of 2005 from $73,159 in the first quarter of 2004. In the first quarter of 2005, the Company incurred significantly greater expenses for consulting of $60,000 and recruitment expenses of approximately $499,000. Included in recruitment expenses are approximately $399,000 of non-cash expenses associated with the issuance of shares and/or warrants for services rendered. The Company also incurred $228,371 of additional compensation expense relating to options issued to an employee. The Company did not incur similar expenses in the first quarter of 2004.

LOSS FROM OPERATIONS. The loss from operations for the first quarter of 2005 of $890,081 reflects a 1081% increase over the $75,357 loss reported for the first quarter of 2004. Decreased sales, lower gross margins and greater expenses in the first quarter of 2005 contributed to the Company’s increased loss.

OTHER EXPENSES. Net interest expense for the first quarter of 2005 increased to $79,985 from $72,923 in the first quarter of 2004. This increase is primarily due to increased borrowings. Interest expense for the beneficial conversion feature on the convertible debentures amounted to $6,378 and financing costs amounted to $21,300 in the first quarter of 2005. No similar costs were incurred in the first quarter of 2004.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $44 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company’s stock.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$20,910	$148,630
Working capital deficit	(128,453)	(506,511)

Net cash used by operating activities in the first quarter 2005 was $348,602. Net cash used in the first quarter 2004 was $103,891. In 2005, the increase in cash used by operations was primarily due to the increase of the net loss $997,744 (2005) and $148,280 (2004). The following expenses increased in the first quarter of 2005 when compared to the first quarter of 2004:

•	Legal and accounting costs
•	Expenses recorded for beneficial conversion features of convertible debt, and
•	Stock and warrant issuance costs
•	Consulting expenses

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by recording a debenture debt discount of $1,100,000. The beneficial conversion feature was computed by the number of shares the debenture was convertible into multiplied by the difference between the conversion price of $1.00 and the fair value of the shares of the Company’s common stock limited to the amount of the debenture proceeds. The debenture debt discount is being amortized over the life of the debentures. The Company recognized an interest expense of $6,378 for the three month period ended March 31, 2005. The Company had sold an aggregate of $1,100,000 of these convertible debentures. During April 2005, subsequent to the balance sheet date, an additional $260,000 worth of debentures were sold.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

As of March 31, 2005, there are outstanding $1,100,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $6,378, is net of gross amount of debenture payables of $1,100,000 reduced by unamortized debt discount of $1,093,622.

Per a promissory note dated January 2004, Helenka Bodner, a shareholder, agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the HemaStrip™ HIV Rapid Test. The shareholder reserves the right to demand payment in full or in part at anytime on or after December 31, 2005. As of March 31, 2005, there was no loan balance on this note.

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

For the three months ended March 31, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over the vesting period. An adjustment of $228,371 in the selling, general and administrative expense was recorded to recognize the compensation expense for the period ended March 31, 2005.

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

The Company’s capital requirements have been and will continue to be significant. The Company currently has an accumulated deficit due to its history of losses. The Company is dependent upon its efforts to raise capital to finance its future operations, including the cost of manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products.

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$43,571
1-3 years	2,746,433
4th year	366,666
$3,156,670

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

There can be no assurance that the Company will be able to obtain the additional capital resources necessary to implement or continue its programs, or that such financing will be available on commercially reasonable terms or at all. The Company will continue to seek public or private placement of its equity securities and corporate partners to develop products. There can be no assurance that the Company will be able to sell its securities on commercially reasonable terms or to enter into agreements with corporate partners on favorable terms or at all. The Company’s future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company’s products in various countries, including the U.S., the extent and timing of the acceptance of the Company’s products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty.

SUBSEQUENT EVENTS

The Company announced the appointment of Mr. D. Bruce Pattison as President and Chief Operating Officer, effective May 2, 2005. Mr. Pattison had been working closely with the Company as a consultant over the past five months. Mr. Pattison has over thirty years experience with technology based health-care companies serving both diagnostic and therapeutic market segments.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our president and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. Based on this evaluation, our president and chief financial officer concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them. Subsequent to the original filing of Form 10-QSB, we had to restate the filing due to certain complex financial instrument transactions. Accordingly, we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these measures will ensure the proper recording of all transactions in future periods.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostics, Inc. commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company has filed counterclaims for patent infringement seeking an injunction and damages.  Discovery has commenced and the parties are in the midst of filing briefs with the Court that seek different interpretations of the patent.   The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company’s trademark, HemaStrip™. The petition alleged that the Company’s trademark HemaStrip™, would likely be confused with Bayer’s trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company’s trademark and the Company is currently in discussions with Bayer to settle this matter.
Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit index

Exhibit

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
March 31, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 6, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman

Steve M. Peltzman
Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich

Leo Ehrlich
Chief Financial Officer
(principal financial officer)