Form 10QSB/A
period 2005-06-30
StatSure Diagnostic Systems, Inc.
filed 2007-03-07
CIK 885534

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

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB for the period ending June 30, 2005.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc., Formerly Saliva Diagnostic Systems Inc. (the Company) for the three and six month period ended June 30, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a) to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.
b) to properly record the amount of compensation expense for 1,100,000 stock options granted to certain employees for the six month period ended June 30, 2005
c) to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Restated)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$308,122	$148,630
Accounts receivable, net of allowance for doubtful accounts of $107,477 and $ 55,495 for both 2005 and 2004	52,703	248,279
Inventories	88,967	102,027
Prepaid expenses	10,726	—

Total current assets	460,518	498,936

Property and equipment, net of accumulated depreciation of $538,672 (2005) and $518,675(2004)	114,711	73,269
Equipment under construction	664,401	603,111
Patents and trademarks, net of accumulated amortization of $120,503 (2005) and $115,220 (2004)	58,363	62,046
Deferred costs, less accumulated amortization of $198,743 (2005) and $141,600 (2004)	273,257	170,400
Deposits	13,500	800

TOTAL ASSETS	$1,584,750	$1,408,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$—	$26,953
Note payable - shareholders	6,624	243,398
Accounts payable	37,384	129,222
Customer advances	13,955	18,465
Accrued expenses	185,350	356,081
Accrued payroll expense to officers	181,293	161,250
Payroll and payroll taxes payable	118,261	70,078

Total current liabilities	542,867	1,005,447

LONG-TERM DEBT
Debentures payable-net of discount	85,140	—
Note payable - shareholder	1,932,099	2,069,839

TOTAL LIABILITIES	2,560,106	3,075,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 31,709,491 shares (2005) and 30,509,491 (2004)	31,709	30,509
Additional paid-in capital	44,945,978	42,073,056
Less: Deferred compensation	(399,191)	—
Accumulated deficit	(45,553,852)	(43,770,289)

TOTAL SHAREHOLDERS’ DEFICIT	(975,356)	(1,666,724)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,584,750	$1,408,562

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
	RESTATED		RESTATED
REVENUES:
Product Sales	$176,534	$375,362	$441,007	$655,560
Royalty Income	-	-	546	921

	176,534	375,362	441,553	656,481
COST OF PRODUCTS SOLD	56,394	167,946	150,740	241,263

Gross profit	120,140	207,416	290,813	415,218

OPERATING EXPENSES:
Research and development	84,556	155,000	161,556	365,000
Selling, general and administrative	633,070	79,018	1,616,824	152,060

	717,626	234,018	1,778,380	517,060

Loss from operations	(597,486)	(26,602)	(1,487,567)	(101,842)

OTHER INCOME (EXPENSES):

Interest expense-net	(88,272)	(83,443)	(168,257)	(156,483)
Interest expense on beneficial conversion feature	(78,762)	-	(85,140)	-
Financing costs	(21,299)	-	(42,599)	-

Total other income (expenses):	(188,333)	-	(295,996)	-

NET LOSS TO COMMON STOCKHOLDERS	$(785,819)	$(110,045)	$(1,783,563)	$(258,325)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,709,491	30,509,700	31,140,430	30,509,700

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2005	2004
	(Restated)
OPERATING ACTIVITIES:
Net loss	$(1,783,563)	$(258,325)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	25,280	18,330
Bad debt expense	51,982	—
Amortization of deferred costs	57,143	42,599
Warrants issued for recruiting services	399,622	—
Beneficial conversion feature of convertible debentures	85,140	—
Options issued to employees as compensation	553,309	—
Changes in assets and liabilities:
Accounts receivable	143,594	(64,385)
Royalty receivable	—	9,078
Subscription receivable	—	2,000
Inventories	13,060	(41,899)
Other current assets	(23,426)	(19,079)
Accounts payable, accrued payroll expense to officers and accrued expenses	29,920	109,124

Net cash used in operating activities	(447,939)	(202,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(122,729)	(225,132)
Acquisitions of patents and trademarks	(1,600)	(11,270)
Deferred finance cost	(160,000)	—

Net cash used in investing activities	(284,329)	(236,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(26,953)	—
Proceeds from shareholder loans	30,000	1,097,277
Proceeds from issuance of debentures	1,510,000	—
Repayments of shareholder loans	(623,287)	(678,540)
Proceeds from issuance of common stock	2,000	—

Net cash provided by financing activities	891,760	418,737

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	159,492	(20,222)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,630	24,182

CASH AND CASH EQUIVALENTS, END OF PERIOD	$308,122	$3,960

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the six month periods ended June 30, 2005 and 2004, the previous year’s balance of accrued interest of $228,773 and $68,265, respectively, for a shareholder’s loan was added to the loan balance as principal.	$228,773	$68,265

During the six month period ended June 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this stockholder.	$10,000	$—

During the six month period ended June 30, 2005, 1,100,000 options were issued to employees as compensation	$952,500	$—

During the six month period ended June 30, 2005, debentures in the amount of $1,510,000 were sold and resulted in beneficial conversion charge of $1,510,000	$1,510,000	$—

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
(UNAUDITED)
June 30, 2005

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company’s collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,553,852 at June 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

For a summary of significant accounting policies (which have not changed from December 31, 2004) and additional financial information, see the Company’s annual report on Form 10-KSB filed March 31, 2005 .

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

4. Restatement

Subsequent to the filing of form 10-QSB for the three and six month periods ended June 30, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,424,860 being netted with the gross amount of the debenture payable of $1,510,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the three and six month periods ended June 30, 2005 of $78,762 and $85,140, respectively.

The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options for the six months ended June 30, 2005 has been restated to $553,309 from $128,994. In addition, deferred compensation was reduced to $399,191 from $1,061,006. The result of this restatement was to increase compensation expense by $424,315 and to reduce deferred compensation by $661,815 and accordingly to increase additional paid-in capital by $237,500.

Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased the related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the six month period ended June 30, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

4. Restatement (Continued)

The Balance Sheet as of June 30, 2005, the Statement of Operations for the three and six month period ended June 30, 2005, and the Statement of Cash flows for the six month period ended June 30, 2005, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	June 30, 2005
	As reported	As Restated
BALANCE SHEET:
Debentures payable-net of discount	$1,510,000	$85,140
Additional paid-in capital	43,553,856	44,945,978
Less: Deferred compensation	(1,061,006)	(399,191)
Accumulated deficit	(44,924,775)	(45,553,852)

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
	As reported	As Restated	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$428,215	$633,070	$1,072,887	$1,616,824
Loss from operations	(392,631)	(597,486)	(943,630)	(1,487,567)
Interest expense-net	(109,571)	(88,272)	(210,856)	(168,257)
Interest expense on beneficial conversion feature	-	(78,762)	-	(85,140)
Financing costs	-	(21,299)	-	(42,599)
Net loss to common shareholders	(502,202)	(785,819)	(1,154,486)	(1,783,563)
Earnings per share	(.02)	(.02)	(.04)	(.06)

	For the six months ended June 30, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(1,154,486)	$(1,783,563)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	-	85,140
Options issued to employee as compensation	-	553,309
Amortization of options granted employees	128,994	-

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

4. Restatement (Continued)

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and six months period ended June 30, 2005 using the Black-Scholes pricing model.

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
	As Reported	As Restated	As Reported	As Restated
Net loss to common shareholders
As reported	$(502,202)	$(785,819)	$(1,154,486)	$(1,783,563)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	120,084	324,938	128,994	553,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects
	(114,326)	(522,955)	(122,838)	(768,053)
Pro forma	$(496,444)	$(983,836)	$(1,148,330)	$(1,998,307)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Pro forma	(0.02)	(0.03)	(0.04)	(0.06)

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

5. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	June 30, 2005	December 31, 2004

Raw materials	$67,808	$87,407
Finished goods	21,159	14,620
	$88,967	$102,027

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

6. Accounts Receivable

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and at this time are uncertain if this will result in the collection of this outstanding account.

7. Equipment Under Construction

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built to assemble the Company’s Statsure HIV test. We purchased this equipment to produce production quantities of our “barrel” technology based products in an automated and cost effective manner and expect to need it initially to satisfy the market demand of our first major barrel product—the HemaStrip(TM) HIV test upon FDA approval. As of the Balance Sheet date, the machinery has not been completed or placed in service.

8. Accrued Expenses

	June 30, 2005	December 31, 2004

Accrued interest	$168,256	$228,773
Accrued legal expense	-	112,500
Other accrued liabilities	17,094	14,808
	$185,350	$236,081

9. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

	For the three months ended June 30,		For the six months ended June 30,

	2005	2004	2005	2004

United States	$3,890	$213,854	$151,498	$347,820
United Kingdom	148,906	112,661	229,404	208,000
Africa	22,248	40,600	48,738	66,900
Other	1,490	8,247	11,367	32,840

	$176,534	$375,362	$441,007	$655,560

10. Deferred Costs

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of June 30, 2005, net deferred costs were $273,257, which are being amortized over the lives of the respective loan and debentures.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

11. Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $85,140 for the six month period ended June 30, 2005

As of June 30, 2005, there are outstanding $1,510,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $85,140, is net of gross amount of debenture payables of $1,510,000 reduced by unamortized debt discount of $1,424,860.

12. Financing From Shareholders

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

13. Shareholders’ Equity Transactions

For the six months ended June 30, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

For the six month period ended June 30, 2005, 550,000 stock options were granted to each of two employees per employment agreements. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is been deferred over the vesting period. An adjustment of $228,371 and $553,309 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and six month period ended June 30, 2005.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

14. Contingencies

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$162,344
1-3 years	3,009,640
4th year	377,500
$3,549,484

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

Legal Matters

In March 2004, Chembio Diagnostic Systems, Inc. (the Company’s former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company has filed counterclaims for patent infringement seeking an injunction and damages.  Some initial discovery took place, and the remainder of discovery has been stayed pending the Court’s ruling interpreting the patent claims. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company’s U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company’s HEMA STRIP trademark, would likely be confused with Bayer’s federally registered trademark, for the mark HEMASTIX. The Company did not respond to the Petition and in and around December 2000, the Company received notice that its Trademark Registration No. 2,240,324 was cancelled. In October 2003, the Company filed to re-register the HEMA STRIP trademark in the U.S. Patent and Trademark Office, and in April 2004 filed in Europe. Bayer has filed opposition to the Company’s new trademark application in the U.S., and the Company is currently in discussions with Bayer to resolve this matter.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
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
June 30, 2005

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,553,852 at June 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be sufficient to maintain the Company’s operations through the remainder of 2005. However, the Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.5 million dollars. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company’s future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

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

Restatement of Financial Statements

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB/A for the three and six months ending June 30, 2005.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc., Formerly Saliva Diagnostic Systems Inc. (the Company) for the quarterly period ended June 30, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.
b)	to properly record the amount of compensation expense for 1,100,000 stock options granted to certain employees for the six month period ended June 30, 2005
c)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and six month period ended June 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

a)
Subsequent to the filing of form 10-QSB for the three and six months periods ended June 30, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,424,860 being netted with the gross amount of the debenture payable of $1,510,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the three and six month periods ended June 30, 2005 of $78,762 and $85,140, respectively.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

b)
The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options for the six months ended June 30, 2005 has been restated to $553,309 from $128,994. In addition, deferred compensation was reduced to $399,191 from $1,061,006. The result of this restatement was to increase compensation expense by $424,315 and to reduce deferred compensation by $661,815 and accordingly to increase additional paid-in capital by $237,500.

c)
Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased the related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the six month period ended June 30, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of June 30, 2005, the Statement of Operations for the three and six month period ended June 30, 2005, and the Statement of Cash flows for the six month period ended June 30, 2005, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	June 30, 2005
	As reported	As Restated
BALANCE SHEET:
Debentures payable-net of discount	$1,510,000	$85,140
Additional paid-in capital	43,553,856	44,945,978
Less: Deferred compensation	(1,061,006)	(399,191)
Accumulated deficit	(44,924,775)	(45,553,852)

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
	As reported	As Restated	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$428,215	$633,070	$1,072,887	$1,616,824
Loss from operations	(392,631)	(597,486)	(943,630)	(1,487,567)
Interest expense-net	(109,571)	(88,272)	(210,856)	(168,257)
Interest expense on beneficial conversion feature	-	(78,762)	-	(85,140)
Financing costs	-	(21,299)	-	(42,599)
Net loss to common shareholders	(502,202)	(785,819)	(1,154,486)	(1,783,563)
Earnings per share	(.02)	(.02)	(.04)	(.06)

	For the six months ended June 30, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(1,154,486)	$(1,783,563)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	-	85,140
Options issued to employee as compensation	-	553,309
Amortization of options granted employees	128,994	-

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and six months period ended June 30, 2005 using the Black-Scholes pricing model.

	For the three months ended June 30, 2005		For the six months ended June 30, 2005
	As Reported	As Restated	As Reported	As Restated
Net loss to common shareholders
As reported	$(502,202)	$(785,819)	$(1,154,486)	$(1,783,563)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	120,084	324,938	128,994	553,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects
	(114,326)	(522,955)	(122,838)	(768,053)
Pro forma	$(496,444)	$(983,836)	$(1,148,330)	$(1,998,307)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Pro forma	(0.02)	(0.03)	(0.04)	(0.06)

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

During the first six months of 2005 and 2004, the Company’s revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 87% of product sales (53% and 34%) during the first six months of 2005, and two customers that accounted for 69% (36% and 33%) during the first six months of 2004.

During the second quarter of 2005, the Company had one customer that accounted for 87% of product sales.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

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

The decrease is due to fewer expenses incurred in the first quarter of 2005 for:

•	the Hema-Strip(TM) HIV test clinical trials
•	the preparation of documents for FDA submissions

R&D costs for Hema-Strip(TM) HIV are expected to continue in 2005 until such time that we receive FDA approval to market the test in the U.S. Hema-Strip(TM) HIV R&D costs in 2005 are estimated at $200,000. The Company expects total R&D costs to increase in 2005 should it begin clinical trials for a new product.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 701% to $633,070 in the second quarter of 2005 from $79,018 in the second quarter of 2004 and increased 963% to $1,616,824 in the first six months of 2005 from $152,060 in the first six months of 2004. This increase for the six months in 2005 is due to significantly greater expenses for amortization of options granted to two new employees of approximately $553,000, recruiting expenses of approximately $400,000 associated with the issuance of shares and/or warrants for services, an increase in payroll (other than the options issued to the two new employees) of approximately $88,000, and an increase in bad debt expense of approximately $50,000.

Loss from operations: The loss from operations for the second quarter of 2005 of $597,486 reflects a significant increase in loss from the $26,602 loss reported for the second quarter of 2004; and the loss from operations for the first six months of 2005 of $1,487,567 reflects a 1,361% increase from the $101,842 loss reported for the first six months of 2004. Decreased sales and greater expenses in 2005 contributed to the Company’s increased loss.

Other expenses: Interest expense increased to $88,272 in the second quarter of 2005 from $83,443 in the second quarter of 2004 and increased to $168,257 in the first six months of 2005 from $156,483 in the first six months of 2004 due to increased borrowings associated with the convertible debentures in 2005. Interest expense for the beneficial conversion feature on the convertible debentures amounted to $78,762 for the second quarter of 2005 and $85,140 for the first six months of 2005. No similar costs were incurred in 2004. Financing costs amounted to $21,299 for the second quarter of 2005 and $42,599 for the first six months of 2005. No similar costs were incurred in 2004.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$308,122	$148,630
Working capital (deficit)	(82,349)	(506,511)

Net cash used in operating activities in the first six months of 2005 was $447,939. Net cash used in the first six months of 2004 was $202,557. In 2005, the increase in cash used in operations was primarily due to the increase of the net loss $1,783,563 (2005) and $258,325 (2004). The following expenses increased in the first six months of 2005 when compared to the first six months of 2004:

•	Legal and accounting costs
•	Expenses recorded for beneficial conversion features of convertible debt, and
•	Stock and warrant issuance costs
•	Consulting expenses
•	Payroll expenses

Cash used in investing activities in the first six months of 2005 was $284,329 as compared to $236,402 in the first six months of 2004. The increase represents costs incurred and paid for in our debenture financing. However this cost is being amortized over the life of the debenture.

Cash provided by financing activities in the first six months of 2005 was $891,760, and in the first six months of 2004 was $418,737. For the first six months of 2005, the cash provided by financing activities are primarily additional net borrowings of $1,510,000 from a debenture less net repayments of shareholder loans of $593,287. The cash provided by financing activities in the first six months of 2004 are the net amounts of shareholder loans to the Company.

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $85,140 for the six month period ended June 30, 2005

As of June 30, 2005, there are outstanding $1,510,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

Debentures payable-net of discount in the amount of $85,140, is net of gross amount of debenture payables of $1,510,000 reduced by unamortized debt discount of $1,424,860.

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

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance, discounted 30% for its restriction, the Company recorded an expense and related additional paid-in capital of $399,622. These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

For the six month period ended June 30, 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over the vesting period. An adjustment of $57,763 and $286,134 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and six month period ended June 30, 2005.

For the six month period ended June 30, 2005, 550,000 stock options were granted to a second employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over the vesting period. An adjustment of $267,175 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and six month periods ended June 30, 2005.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$162,344
1-3 years	3,009,640
4th year	377,500
$3,549,484

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. It is noted that the Company has amended its original Form 10-QSB filing with the SEC. The reason for this amended filing is due to complex financial transactions which resulted in accounting restatements in response to a recent SEC routine inquiry. As a result, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to ensure that all material information required to be filed in this report has been made known to them. Accordingly, we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these measures will ensure the proper recording of all transactions in future periods.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (our former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company has filed counterclaims for patent infringement seeking an injunction and damages.  Some initial discovery took place, and the remainder of discovery has been stayed pending the Court’s ruling interpreting the patent claims. The Company believes its position is sound, and intends to vigorously defend its intellectual property rights.

In and around January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation filed a petition to cancel the Company’s U.S. Trademark Registration No. 2,240,324, for the mark HEMA STRIP. The petition alleged that the Company’s HEMA STRIP trademark, would likely be confused with Bayer’s federally registered trademark, for the mark HEMASTIX. In 2000, the Company received notice that its Trademark Registration No. 2,240,324 was cancelled. In October 2003, the Company filed to re-register the HEMA STRIP trademark in the U.S. Patent and Trademark Office, and in April 2004 filed in Europe. Bayer has filed opposition to the Company’s new trademark application in the U.S., and the Company is currently in discussions with Bayer to resolve this matter.

Other than that set forth above, to the best knowledge of the Company, no other material legal proceedings are pending.

Item 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
June 30, 2005

ITEM 6. EXHIBITS

Exhibit

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
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