Form 10QSB/A
period 2005-09-30
StatSure Diagnostic Systems, Inc.
filed 2007-03-07
CIK 885534

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

 The number of shares outstanding of the Registrant's Common Stock as of November 10, 2005, 31,769,491 shares.

 Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB for the period ending September 30, 2005.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc., Formerly Saliva Diagnostic Systems Inc. (the Company) for the three and nine month period ended September 30, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to properly record the amount of compensation expense for 1,100,000 stock options granted to certain employees for the nine month period ended September 30, 2005.

c)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and nine month period ended September 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB
INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets - September 30, 2005 (unaudited) and
	December 31, 2004	4

	Statements of Operations - Three Months and Nine Months Ended
	September 30, 2005 and 2004 (unaudited)	5

	Statements of Cash Flows- Nine Months Ended
	September 30, 2005 and 2004 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	16

Item 3.	Controls and Procedures	26

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures.		29

Certifications

PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,861	$148,630
Accounts receivable, net of allowance for doubtful accounts of $107,477 and $ 55,495 for both 2005 and 2004	120,353	248,279
Inventories	70,313	102,027

Total current assets	211,527	498,936

Property and equipment, net of accumulated depreciation of $549,038 (2005) and $518,675 (2004)	104,345	73,269
Equipment under construction	664,401	603,111
Patents and trademarks, net of accumulated amortization of $123,109(2005) and $115,220 (2004)	55,757	62,046
Deferred costs, less accumulated amortization of $229,744 (2005) and $141,600 (2004)	242,256	170,400
Deposits	13,500	800

TOTAL ASSETS	$1,291,786	$1,408,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$—	$26,953
Note payable - shareholders	6,624	243,398
Accounts payable	70,911	129,222
Customer advances	455	18,465
Accrued expenses	262,700	356,081
Accrued payroll expense to officers	180,818	161,250
Payroll and payroll taxes payable	62,415	70,078
Debentures payable - net of discount	61,449	—

Total current liabilities	645,372	1,005,447

LONG-TERM DEBT
Note payable - shareholder	1,932,099	2,069,839

TOTAL LIABILITIES	2,577,471	3,075,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 31,769,491 shares (2005) and 30,509,491 (2004)	31,769	30,509
Additional paid-in capital	44,721,716	42,073,056
Less: Deferred Compensation	(134,747)	—
Accumulated deficit	(45,904,423)	(43,770,289)

TOTAL SHAREHOLDERS’ DEFICIT	(1,285,685)	(1,666,724)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,291,786	$1,408,562

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:	RESTATED		RESTATED
Product Sales	$204,846	$392,915	$645,853	$1,048,474
Royalty Income	-	-	546	922

	204,846	392,915	646,399	1,049,396
COST OF PRODUCTS SOLD	75,500	128,987	226,240	370,251

Gross profit	129,346	263,928	420,159	679,145

OPERATING EXPENSES:
Research and development	102,449	35,925	264,005	400,925
Selling, general and administrative	227,300	136,845	1,844,124	288,905

	329,749	172,770	2,108,129	689,830

(Loss) income from operations	(200,403)	91,158	(1,687,970)	(10,685)

OTHER INCOME (EXPENSES):

Interest expense-net	(92,559)	(80,299)	(260,816)	(236,782)
Interest expense on beneficial conversion feature	(36,309)	-	(121,449)	-
Financing costs	(21,300)	-	(63,899)	-

Total other income (expenses):	(150,168)	(80,299)	(446,164)	(236,782)

NET (LOSS) INCOME TO COMMON SHAREHOLDERS	$(350,571)	$10,859	$(2,134,134)	$(247,467)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
BASIC AND DILUTED	31,720,578	30,509,700	31,335,938	30,509,700

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Restated)
OPERATING ACTIVITIES:
Net loss	$(2,134,134)	$(247,467)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	38,252	28,215
Bad debt expense	51,982	—
Amortization of deferred costs	88,144	63,899
Warrants issued for recruiting services	399,622	—
Options granted to employees as compensation	533,551	—
Beneficial conversion feature of convertible debentures	121,449	—
Changes in assets and liabilities:
Accounts receivable	75,944	(123,007)
Royalty receivable	—	9,078
Subscription receivable	—	2,000
Inventories	31,714	(55,014)
Other current assets	(12,700)	(37,586)
Accounts payable, accrued payroll expense to officers and accrued expenses	70,976	303,782

Net cash used in operating activities	(735,200)	(56,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(122,729)	(391,859)
Acquisitions of patents and trademarks	(1,600)	(13,710)
Deferred finance cost	(160,000)	—

Net cash used in investing activities	(284,329)	(405,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(26,953)	—
Proceeds from shareholder loans	30,000	1,335,858
Proceeds from issuance of debentures	1,510,000	—
Repayments of shareholder loans	(623,287)	(879,657)
Proceeds from issuance of common stock	2,000	—

Net cash provided by financing activities	891,760	456,201

NET DECREASE IN CASH AND CASH EQUIVALENTS	(127,769)	(5,468)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	148,630	24,182

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,861	$18,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$124

Cash paid during the period for taxes	$830	$1,428

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
During the nine month periods ended September 30, 2005 and 2004, the previous year’s balance of accrued interest of $228,773 and $68,265, respectively, for a shareholder’s loan was added to the loan balance as principal.	$228,773	$143,128

During the nine month period ended September 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this stockholder.	$10,000	$—

Conversion of debentures payable into common stock	$60,000	$—

During the nine month period ended September 30, 2005, 1,100,000 options were issued to employees as compensation	$668,300	$—

During the nine month period ended September 30, 2005, debenture in the amount of $1,510,000 were sold and resulted in beneficial conversion charge of $1,510,000	$1,510,000	$—

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid HIV Hema-Strip™ Test. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include manufacturing and regulatory compliance of the Company’s HIV test devices. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted all the modules of the Pre-Market Approval (PMA) to the FDA. The FDA requested certain additional testing and the Company has completed and in the next thirty days, will submit a Supplemental Study to satisfy this request. The Company is currently waiting for the FDA to complete its audits of certain clinical sites and of the Company’s contract manufacturer. Should the Company receive PMA approval for its rapid HIV test, it will also file for a CLIA (Clinical Laboratory Improvements Amendments) waiver.

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
SEPTEMBER 30, 2005
(UNAUDITED)

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company’s collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,904,423 at September 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

For a summary of significant accounting policies (which have not changed from December 31, 2004) and additional financial information, see the Company’s annual report on Form 10-KSB filed March 31, 2005.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

3. Summary Of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the December 31, 2004 financial statements to conform to the current fiscal year presentation.

4. Restatement

Subsequent to the filing of form 10-QSB for the three and nine month period ended September 30, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,448,551 being netted with the gross amount of the debenture payable of $1,510,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the three and nine month periods ended September 30, 2005 of $36,309 and $121,449, respectively.

The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options for the nine months ended September 30, 2005 has been restated to $533,551 from $221,580. The result of this restatement was to increase compensation expense by $311,971 and to reduce and accordingly to reduce additional paid-in capital by $311,971 for the nine month period ended September 30, 2005.

Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the nine month period ended September 30, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of September 30, 2005, the Statement of Operations for the three and nine month period ended September 30, 2005, and the Statement of Cash flows for the nine month period ended September 30, 2005, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

	September 30, 2005
	As reported	As Restated
BALANCE SHEET:
Current portion of debenture payable net of discount	$241,667	$61,449
Total current liabilities	825,590	645,372
Debentures payable-net of discount	1,208,333	-
Additional paid-in capital	43,368,096	44,721,716
Less: Deferred compensation	(722,720)	(134,747)
Accumulated deficit	(45,351,381)	(45,904,423)

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
	As reported	As Restated	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$339,644	$227,300	$1,412,531	$1,844,124
Loss from operations	(312,747)	(200,403)	(1,256,377)	(1,687,970)
Interest expense-net	(113,859)	(92,559)	(324,715)	(260,816)
Interest expense on beneficial conversion feature	-	(36,309)	-	(121,449)
Financing costs	-	(21,300)	-	(63,899)
Net loss to common shareholders	(426,606)	(350,571)	(1,581,092)	(2,134,134)
Net loss per share-basic and diluted	( -)	(.01)	(.05)	(.07)

	For the nine months ended September 30, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(1,581,092)	$(2,134,134)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	-	121,449
Options issued to employee as compensation	221,580	533,551
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Discount related to beneficial conversion feature of convertible debt	-	1,510,000
Options issued to employees as compensation	944,300	668,300

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and nine month periods ended September 30, 2005 using the Black-Scholes pricing model.

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
	As Reported	As Restated	As Reported	As Restated

Net loss to common shareholders	$(426,606)	$(350,571)	$(1,581,092)	$(2,134,134)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	92,586	(19,758)	221,580	533,551
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(90,428)	(253,938)	(213,266)	(1,021,991)

Pro forma	$(424,448)	$(624,267)	$(1,572,778)	$(2,622,574)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.01)	$(0.05)	$(0.07)
Pro forma	(0.01)	(0.02)	(0.05)	(0.08)

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

5. Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis and are comprised of the following:

	September 30, 2005	December 31, 2004

Raw materials	$66,793	$87,407
Finished goods	3,520	14,620
	$70,313	$102,027

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
6. Accounts Receivable

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and we are uncertain at this time if this will result in the collection of this outstanding account.

7. Equipment Under Construction

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built to assemble the Company’s Statsure HIV test. We purchased this equipment to produce production quantities of our “barrel” technology based products in an automated and cost effective manner and expect to need it initially to satisfy the market demand of our first major barrel product—the HemaStrip™ HIV test upon FDA approval. As of the Balance Sheet date, the machinery has not been completed or placed in service.

8. Accrued Expenses

	September 30, 2005	December 31, 2004
Accrued interest	$260,817	$228,773
Accrued legal expense	-	112,500
Other accrued liabilities	1,883	14,808
	$262,700	$356,081

9. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
United States	$600	$182,136	$152,098	$529,956
United Kingdom	147,373	163,932	376,777	371,932
Africa	12,932	44,650	61,670	111,550
Other	43,941	2,197	55,308	35,036

	$204,846	$392,915	$645,853	$1,048,474

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

10. Deferred Costs

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of September 30, 2005, net deferred costs were $242,256, which are being amortized over the lives of the respective loan and debentures.

11. Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $121,449 for the nine months ended September 30, 2005. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock.

As of September 30, 2005, there are outstanding $1,450,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $61,449 is net of gross amount of debenture payables of $1,450,000 reduced by unamortized debt discount of $1,388,551.

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

13. Shareholders’ Equity Transactions

For the nine months ended September 30, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

For the nine month period ended September 30, 2005, 550,000 stock options were granted to each of two employees per employment agreements. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is been deferred over the vesting period. An adjustment of $(19,758) and $533,551 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and nine month period ended September 30, 2005.

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period. (See Note 11).

14. Contingencies

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$281,716
1-3 years	2,959,515
4th year	241,667
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

Legal Matters

In March 2004, Chembio Diagnostic Systems, Inc. (the Company’s former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company had filed counterclaims for patent infringement seeking an injunction and damages.  Some initial discovery took place, and the remainder of discovery had been stayed pending the Court’s ruling interpreting the patent claims.

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
SEPTEMBER 30, 2005
(UNAUDITED)

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
SEPTEMBER 30, 2005

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $45,904,423 at September 30, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

The Company believes that its current cash position will be insufficient to maintain the Company’s operations through the remainder of 2005. The Company will need to raise additional capital to fund its aggressive growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is in the midst of raising up to three million dollars as a convertible debt instrument. The Company has received to date approximately $1.5 million dollars. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company’s future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

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

Restatement of Financial Statements

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB/A for the period ending September 30, 2005.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc., Formerly Saliva Diagnostic Systems Inc. (the Company) for the three and nine month period ended September 30, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to properly record the amount of compensation expense for 1,100,000 stock options granted to certain employees for the nine month period ended September 30, 2005.

c)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures, the compensation cost recognized related to the options granted and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and nine month period ended September 30, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

a)
Subsequent to the filing of form 10-QSB for the three and nine month period ended September 30, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,388,551 being netted with the gross amount of the debenture payable of $1,450,000. The result of this restatement was to reflect the initial sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the three and nine month periods ended September 30, 2005 of $36,309 and $121,449, respectively.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

b)
The Company revalued options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known. As a result, the compensation charge for these options for the nine months ended September 30, 2005 has been restated to $533,551 from $221,580. The result of this restatement was to increase compensation expense by $311,971 and to reduce and accordingly to reduce additional paid-in capital by $311,971 for the nine month period ended September 30, 2005.

c)
Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the nine month period ended September 30, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of September 30, 2005, the Statement of Operations for the three and nine month period ended September 30, 2005, and the Statement of Cash flows for the nine month period ended September 30, 2005, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	September 30, 2005
	As reported	As Restated
BALANCE SHEET:
Current portion of debenture payable net of discount	241,667	61,449
Total current liabilities	825,590	645,372
Debentures payable-net of discount	1,208,333	-
Additional paid-in capital	43,368,096	44,721,716
Less: Deferred compensation	(722,720)	(134,747)
Accumulated deficit	(45,351,381)	(45,904,423)

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
	As reported	As Restated	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$339,644	$227,300	$1,412,531	$1,844,124
Loss from operations	(312,747)	(200,403)	(1,256,377)	(1,687,970)
Interest expense-net	(113,859)	(92,559)	(324,715)	(260,816)
Interest expense on beneficial conversion feature	-	(36,309)	-	(121,449)
Financing costs	-	(21,300)	-	(63,899)
Net loss to common shareholders	(426,606)	(350,571)	(1,581,092)	(2,134,134)

	For the nine months ended September 30, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(1,581,092)	$(2,134,134)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	-	121,449
Options issued to employee as compensation	221,580	533,551
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Discount related to beneficial conversion feature of convertible debt	-	1,510,000
Options issued to employees as compensation	944,300	668,300

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

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the three and nine month periods ended September 30, 2005 using the Black-Scholes pricing model.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

	For the three months ended September 30, 2005		For the nine months ended September 30, 2005
	As Reported	As Restated	As Reported	As Restated

Net loss to common shareholders	$(426,606)	$(350,571)	$(1,581,092)	$(2,134,134)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	92,586	(19,758)	221,580	533,551
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(90,428)	(253,938)	(213,266)	(1,021,991)

Pro forma	$(424,448)	$(624,267)	$(1,572,778)	$(2,622,574)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.01)	$(0.05)	$(0.07)
Pro forma	(0.01)	(0.02)	(0.05)	(0.08)

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

During the first nine months of 2005 and 2004, the Company’s revenues were primarily generated from sales of its patented saliva collection devices.

The Company had two customers that accounted for 82% of product sales (58% and 24%) during the first nine months of 2005, and two customers that accounted for 68% (36% and 32%) during the first nine months of 2004.

During the third quarter of 2005, the Company had one customer that accounted for 58% of product sales

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

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

The increase in the third quarter is due to:

•	additional HIV test clinical trial costs which amounted to $9,942 in the third quarter of 2005

•	additional consulting costs associated with the Food and Drug Administration PMA submissions. These consultant costs totaled $92,507 in the third quarter of 2005.

R&D costs for Hema-Strip™ HIV are expected to continue at the third quarter level in the 4th quarter of 2005.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 66% to $534,000 in the third quarter of 2005 from $136,845 in the third quarter of 2004 and increased 538% to $1,844,124 in the first nine months of 2005 from $288,905 in the first nine months of 2004. This increase for the nine months in 2005 is due to significantly greater expenses for amortization of options granted to two new employees of approximately $312,000, recruiting expenses of approximately $400,000 associated with the issuance of shares and/or warrants for services, an increase in payroll (other than the options issued to the two new employees) of approximately $155,000, and an increase in bad debt expense of approximately $50,000.

Loss from operations: The loss from operations for the third quarter of 2005 of $200,403 reflects a 120% increase in loss from the $91,158 income reported for the third quarter of 2004; and the loss from operations for the first nine months of 2005 of $1,687,970 reflects a significant increase from the $10,685 loss reported for the first nine months of 2004. Decreased sales and greater expenses in 2005 contributed to the Company’s increased loss.

Other expenses: Interest expense increased to $92,559 in the third quarter of 2005 from $80,299 in the third quarter of 2004 and increased to $260,816 in the first nine months of 2005 from $236,782 in the first nine months of 2004 due to increased borrowings associated with the convertible debentures in 2005. Interest expense for the beneficial conversion feature on the convertible debentures amounted to $36,309 for the third quarter of 2005 and $121,449 for the first nine months of 2005. No similar costs were incurred in 2004. Financing costs amounted to $21,300 for the third quarter of 2005 and $63,899 for the first nine months of 2005. No similar costs were incurred in 2004.

Income taxes. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a full valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $46 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company’s stock.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$20,861	$148,630
Working capital (deficit)	(433,845)	(506,511)

Net cash used in operating activities in the first nine months of 2005 was $735,200. Net cash used in the first nine months of 2004 was $56,100. In 2005, the increase in cash used in operations was primarily due to the increase of the net loss $2,134,134 (2005) and $247,467 (2004). The following expenses increased in the first nine months of 2005 when compared to the first nine months of 2004:

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $121,448 for the nine months ended September 30, 2005. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock.

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

As of September 30, 2005, there are outstanding $1,450,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

Debentures payable-net of discount in the amount of $61,449 is net of gross amount of debenture payables of $1,450,000 reduced by unamortized debt discount of $1,388,551.

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

For the nine months ended September 30, 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622

These warrants, as well as additional warrants exercisable into 1,000,000 shares previously issued, exercisable at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,200,000 common shares during this period.

For the nine month period ended September 30, 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and the remaining options are vested in three equal amounts annually commencing on October 1, 2005. The compensation cost related to the options is being deferred over the vesting period. An adjustment of $1,831 and $287,965 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and nine month periods ended September 30, 2005.

For the nine month period ended September 30, 2005, 550,000 stock options were granted to a second employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and the remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over the vesting period. An adjustment of $(21,589) and $245,586 in the selling, general and administrative expense was recorded to recognize the compensation expense for the three and nine month period ended September 30, 2005.

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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company:

Payments Due by Period	Future Payments
<1 year	$281,716
1-3 years	2,959,515
4th year	241,667
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

STATSURE DIAGNOSTIC SYSTEMS, INC. FORMERLY SALIVA DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2005

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company’s former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company’s US Patent No. 5,935,864 was invalid and not infringed.  The Company had filed counterclaims for patent infringement seeking an injunction and damages.  Some initial discovery took place, and the remainder of discovery had been stayed pending the Court’s ruling interpreting the patent claims.

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
SEPTEMBER 30, 2005

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
SEPTEMBER 30, 2005

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