Form 10KSB/A
period 2005-12-31
StatSure Diagnostic Systems, Inc.
filed 2007-03-08
CIK 885534

U.S. SECURITIES AND EXCHANGE
 COMMISSION WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-KSB/A INDEX

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10KSB for the year ending December 31, 2005.

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Statsure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the year ended December 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows and (ii) revise related and other disclosures included in the annual report on Form 10-KSB.

The restatement as described more fully in Note 3 to the financial statements, is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Annual Report on Form 10-KSB for the year ended December 31, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-KSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 3 to the Financial Statements regarding the restatement adjustments.

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB/A, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF EXPERIENCE SELLING AND MARKETING OUR HIV RAPID SCREENING TEST, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR THE AMENDMENT THERETO IN WHICH THEY APPEAR AS THE CASE MAY BE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $46,330,962 at December 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

ORAL FLUID COLLECTION DEVICES.

The Company is currently marketing its oral fluid collection devices with the trade names Omni-SAL(R) and Saliva-Sampler(R), in the U.S., in United Kingdom and in other international markets. The Company markets its saliva medical specimen collector in the United Kingdom as Omni-SAL(R) and Saliva-Sampler(R) in the U.S. (SEE "—Marketing, Sales and Distribution.") This oral-fluid collection-device product line is patented and currently marketed to several commercial companies for use with certain laboratory assays, for example: the detection of HIV infection, drugs-of-abuse and cigarette smoking. It has also been used in research to collect saliva samples for studies of other infectious diseases.

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

(See "Manufacturing and Supply" and "Regulation—Domestic Regulation" below.)

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

Two of the Company's products, Saliva-Sampler (R) and H. Pylori Stat-Simple(TM) (a product presently discontinued by the Company), have received FDA clearance through the 510(k) process for domestic distribution for in vitro diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices. The Company has discontinued selling H. Pylori products but may elect to resume sales if market conditions so warrant.

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

In May 2002, the Company received an IDE from the U.S. FDA for its StatSure(TM) HIV rapid Test. Upon termination OF all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, the Company needed to file a new IDE with the FDA. A new submission to the FDA was made in October 2003. After conferring with representatives of the FDA's Center for Biologics Evaluation and Research (CBER), the Company decided to begin its PMA filing using a modular approach. Instead of filing following the completion of all the clinical trials, the modular method allowed the Company to begin its filings concurrent with conducting U.S. clinical studies. Should the Company receive PMA approval, it will file for a CLIA (Clinical Laboratory Improvements Amendments) waiver. In July of 2003, the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation (ABMC) of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure(TM) HIV test and other products under appropriate and applicable regulatory compliance standards.. Based ON the results of the StatSure(TM) HIV Test clinical trials completed in March 2004, the Company believes the product’s performance meets the criteria necessary for U.S. approval.

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

Important competitive factors for our products include product quality, price, ease of use, customer service, and reputation. Industry competition is based on the following:

• Scientific and technological capability;

• Proprietary know-how;

• The ability to develop and market products and processes;

• The ability to obtain FDA or other regulatory approvals;

• The ability to manufacture products that meet applicable FDA requirements (i.e., good manufacturing practices);

• Access to adequate capital;

• The ability to attract and retain qualified personnel, consultants, contract manufacturers; and

• The availability of patent protection.

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

EMPLOYEES

As of March 1, 2006, the Company has four employees and various consultants who devote considerable time for the company—this excludes our outside counsel, accountants, or manufacturing personnel at ABMC and other contract manufacturers.

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

In order to achieve sustainable profitability, our revenues will have to continue to grow at a significant rate. Our ability to achieve revenue growth, and profitability, is dependent upon a number of factors including, without limitation, the following:

•  Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device.

•  Receiving FDA approval for the marketing of the StatSure(TM) HIV test.

•  Building a strong domestic sales base-business in the national, state and local public health laboratories, and

•  complementing this business with a strategic partnership with a distribution organization to penetrate other professional and consumer vertical markets.

•  Building a global distribution network capable of obtaining local regulatory approvals for our products and having sufficient reach and competency to penetrate the public health, hospital, and consumer markets for our products and

•  generate rapid sales growth.

•  Establishing a New Product Process that efficiently develops, tests, and obtains appropriate regulatory approval in a predictable manner consistent with the Company's growth objectives and necessary to maintain and motivate a world class network of independent distributors.

Building and maintaining a Quality System that meets or exceeds the requirements of the various regulatory agencies

•  around the globe.

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

Our future liquidity and capital requirements will depend on numerous factors, including, but not limited to, the following:

• Although we rely on contract manufacturers for the manufacturing of our products, we often must pay for the production equipment used to manufacture our products.

• The success of our research and product development efforts;

• The scope and results of clinical testing;

• The magnitude of capital expenditures;

• Changes in existing and potential relationships with business partners;

• The time and cost of obtaining regulatory approvals;

• The costs involved in obtaining and enforcing patents, proprietary rights and necessary licenses;

• The costs and timing of expansion of sales and marketing activities;

• The timing of the commercial launch of new products;

• The extent to which existing and new products gain market acceptance;

• Competing technological and market developments; and

• The scope and timing of strategic acquisitions.

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

STOCK PRICE VOLATILITY

Our stock price may be volatile in the future, and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our common stock:

• Future announcements concerning us;

• Future announcements concerning our competitors or industry;

• Governmental regulation;

• Clinical results with respect to our products in development or those of our competitors;

• Developments in patent or other proprietary rights;

• Litigation or public concern as to the safety of products that we or others have developed;

• The relatively low trading volume for our common stock;

• Period to period fluctuations in our operating results;

• Changes in estimates of our performance by securities analysts;

• General market and/or healthcare/medical device or diagnostic product sub-segments and economic conditions; and

• Terrorist attacks, civil unrest and war

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

We may consider strategic acquisitions or investments as a way to expand our business in the future. These activities, and their impact on our business, are subject to the following risk factors:

• Suitable acquisitions or investments may not be found or consummated on terms that are satisfactory to us;

• We may be unable to successfully integrate an acquired company's personnel, assets, management systems and technology into our business;

• Acquisitions may require substantial expense and management time and could disrupt our business;

• An acquisition and subsequent integration activities may require greater capital resources than originally anticipated at the time of acquisition;

• An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing o stockholders' percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

• An acquisition may result in the loss of existing key personnel or customers or the loss of the acquired company's key personnel or customers;

• The benefits to be derived from an acquisition could be affected by other factors, such as regulatory developments, general economic conditions and increased competition; and

• An acquisition of a foreign business may involve additional risks, including not being able to successfully assimilate differences in foreign business practices or overcome language barriers.

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

OUR INCREASING INTERNATIONAL PRESENCE MAY BE AFFECTED BY REGULATORY, CULTURAL OR OTHER RESTRAINTS

A number of factors can slow or prevent international sales, or substantially increase the cost of international sales, including those set forth below:

•  Regulatory requirements (including compliance with applicable customs regulations) may slow, limit, or prevent the offering of products in foreign countries;

•  The unavailability of licenses to certain patents in force in a foreign country which cover our products may restrict our ability to sell into that country;

•  Our ability to obtain the CE mark on our products in a timely manner may preclude or delay our ability to sell products to the European Union;

•  Cultural and political differences may make it difficult to effectively market, sell and gain acceptance of products in foreign countries;

•  Inexperience in international markets may slow or limit our ability to sell products in foreign countries;

•  Exchange rates, currency fluctuations, tariffs and other barriers, extended payment terms and dependence on and

•  difficulties in managing international distributors or representatives may affect our revenues even when product sales occur;

•  The creditworthiness of foreign entities may be less certain and foreign accounts receivable collection may be more difficult;

•  Economic conditions, the absence of available funding sources, terrorism, civil unrest and war may slow or limit our ability to sell our products in foreign countries;

•  International markets often have long sales cycles, especially for sales to foreign governments, quasi-governmental agencies and international public health agencies, thereby delaying or limiting our ability to sell our products; and

•  We may be at a disadvantage if competitors in foreign countries sell competing products at prices at or below such competitors' or our cost.

The previous discussion of our business should be read in conjunction with the Financial Statements and accompanying notes included in Item 7 of this Annual Report on Form 10-KSB/A.

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

	HIGH	LOW
2006
(through March 1, 2006)	$1.90	$1.10
2005
First Quarter	$3.40	$2.00
Second Quarter	3.40	2.25
Third Quarter	2.20	1.86
Fourth Quarter	2.00	1.12

	HIGH	LOW
2004
First Quarter	$1.20	$0.10
Second Quarter	2.05	1.01
Third Quarter	2.25	1.50
Fourth Quarter	2.10	2.00

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,597 for the year ended December 31, 2005. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. Principal payments of debentures payable for the next 4 years are $362,500, $483,333, $483,333, and $120,834 and respectively. As of December 31, 2005, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

Debentures payable-net of discount, in the amount of $126,597 is net of gross amount of debenture payables of $1,450,000 reduced by unamortized debt discount of $1,323,403.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622. These warrants were exercised in March 2005 and the Company received $2,000. The Company recorded $200 to common stock and $1,800 to additional paid-in-capital.

Additional warrants exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,000,000 common shares. The Company recorded $1,000 to common stock and $9,000 to additional paid -in -capital

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $263,776 in the selling, general and administrative expense for the year ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to a second employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period . The Company recorded $225,197 in the selling, general and administrative expense for the year ended December 31, 2005

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period

DIVIDENDS

The Company has not paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following information should be read in conjunction with the consolidated financial statements and related notes that are provided under Part II, Item 7 of this Annual Report on Form 10-KSB/A.

Information we provide in this Form 10-KSB/A or statements made by our directors, officers or employees may constitute "forward-looking" statements and may be subject to numerous risks and uncertainties. Any statements made in this Form 10-KSB/A, including any statements incorporated herein by reference, that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of our market and customers, our objectives and plans for future operations and products and our liquidity and capital resources). Such forward-looking statements are based on current expectations and are subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate. Risks and uncertainties inherent in forward looking statements include, but are not limited to:

• fluctuations in our operating results;

• announcements of technological innovations or new products which we or our competitors make;

• FDA and international regulatory actions;

• developments with respect to patents or proprietary rights;

• changes in stock market analysts' recommendations regarding Statsure Diagnostic Systems,

• other medical products companies or the medical product industry generally;

• changes in domestic or international conditions beyond our control that may disrupt our or our customers' or distributors' ability to meet contractual obligations;

• changes in health care policy in the United States or abroad;

• our ability to obtain additional financing as necessary to fund both our long- and short-term business plans;

• fluctuations in market demand for and supply of our products;

• public concern as to the safety of products that we or others develop and public concern regarding HIV and AIDS;

• availability of reimbursement for use of our products from private health insurers, governmental health administration authorities and other third-party payers; and

• price and volume fluctuations in the stock market at large which do not relate to our operating performance.

The forward-looking information set forth in this Annual Report on Form 10-KSB/A is as of March 01, 2006, and Statsure Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 01, 2006 that make it necessary to update the forward-looking information contained in this Form 10-KSB/A, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 13 of this Form 10-KSB/A.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES. The Company's revenues consist of product sales and royalties. Revenues decreased 46% to $755,578 in 2005 yielding a gross margin of $450,941 or 60%, from $1,398,650 in 2004 which yielded a gross margin of 64%. The 2005 decrease in revenues was due to a large stocking inventory shipment of our saliva collector in 2004 to one of our customers and a slowing down of sales by this same customer in 2005, in addition to production problems at our plastics molder during the third and fourth quarters which reduced sales of our saliva collection devices for Drugs of Abuse testing. The problem was fixed and shipments resumed in December 2005.

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

•  the StatSure(TM) HIV test clinical trials

• the preparation of documents for FDA submissions and associated consulting costs

R&D costs for StatSure(TM) HIV are expected to continue in 2006 until such time that we receive FDA approval to market the test in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $2,068,070 increased 296% in 2005 from $521,628 in 2004. In 2005, the Company incurred recruiting expenses of approximately $400,000 associated with the issuance of shares and/or warrants for services. Other expenses which increased substantially during 2005:

• Officers' salaries as a result of the hiring of a CEO and President

• Legal expenses for patent reviews, patent litigation and the filing of a registration statement.

• Filing fees and other costs attributable to the 2005 registration statement

• Rent attributable to our new offices

• Consulting costs

• Amortization expenses

LOSS FROM OPERATIONS. The loss from operations for 2005 of $1,936,179 reflects a 2,226% increase over the $83,236 loss reported for 2004. Reduced sales and greater expenses as described in the previous sections caused the loss from operations to increase significantly from 2004.

INTEREST EXPENSE. Interest expense increased to $352,698 in 2005 from $322,571 in 2004 due to increased borrowings associated with the convertible debentures in 2005. Interest expense for the beneficial conversion feature on the convertible debentures amounted to $186,597 for 2005. No similar costs were incurred in 2004. Financing costs amounted to $85,199 for 2005. No similar costs were incurred in 2004.

OTHER INCOME. In January 2005, the Company settled litigation for which the Company had previously set aside a reserve which was $125,325 greater then the final settlement. On December 31, 2004 the Company recognized this amount as income on the settlement of the litigation.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $46 million, which is available to offset future taxable income, if any, expiring in various years through the year 2024. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company's stock. (See Note 14 of Notes to Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

	DECEMBER 31, 2005	December 31, 2004
Cash and cash equivalents	$76,321	$148,630
Working capital deficit	(876,206)	(506,511)

Net cash used in operating activities in 2005 was $851,892. Net cash provided by operating activities in 2004 was $77,126. In 2005, the increase in cash used by operations was primarily due to the increase in the net loss of $2,560,673 offset partially by the non-cash expenses of beneficial conversion feature of convertible debts ($186,597); stock issuance for recruiting services ($$399,622); and option grants for compensation ($488,973). The following expenses increased in 2005 when compared to 2004:

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,597 for the year ended December 31, 2005. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. Principal payments of debentures payable for the next 4 years are $362,500, $483,333, $483,333, and $120,834 and respectively. As of December 31, 2005, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

Debentures payable-net of discount in the amount of $126,597 is net of gross amount of debenture payables of $1,450,000 reduced by unamortized debt discount of $1,323,403.

In January 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622. These warrants were exercised in March 2005 and the Company received $2,000. The Company recorded $200 to common stock and $1,800 to additional paid-in-capital.

Additional warrants exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,000,000 common shares. The Company recorded $1,000 to common stock and $9,000 to additional paid -in -capital.

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $263,776 in the selling, general and administrative expense for the year ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to a second employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $225,197 in the selling, general and administrative expense for the year ended December 31, 2005

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period

To conserve cash and to obtain goods and services, the Company may continue to issue options and warrants at discounts to market or issue direct stock grants. In the event that the Company issues additional options and warrants, it is anticipated that the securities will contain cost-free registration rights which will be granted to holders of the options and warrants, and that there may be dilution to the Company's existing stockholders.

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

Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of December 31, 2005.

Obligations	Total	Less than 1 year	1-3 years

Long-term debt	$3,554,154	$1,622,055	$1,932,099
Operating leases	131,144	50,930	80,214

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

DEFERRED TAX ASSETS. We have a history of loss, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $46 million as of December 31, 2005. The deferred tax asset associated with these NOLs and other temporary differences is approximately $16 million at December 31, 2005. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

RESTATEMENT

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10KSB for the year ending December 31, 2005.

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Statsure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the year ended December 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows and (ii) revise related and other disclosures included in the annual report on Form 10-KSB.

The restatement is being made to correct the following:

a)	to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.

b)	to record the proper expense for warrants issued for services rendered to the Company which was previously discounted.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures and additional expenses related to the warrants. Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Annual Report on Form 10-KSB for the year ended December 31, 2005. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-KSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

Subsequent to the filing of form 10-KSB for the year ended December 31, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,323,403 is being netted with the gross amount of the debenture payable of $1,510,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the year ended December 31, 2005 of $186,597.

Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the year ended December 31, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of December 31, 2005, the Statement of Operations, and the Statement of Cash flows for the year then ended, are now being restated in this Form 10KSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	December 31, 2005
	As Reported	As Restated
BALANCE SHEET:
Current portion of debenture payable net of discount	$1,450,000	$126,597
Total current liabilities	2,413,490	1,090,087
Additional paid-in capital	45,530,096	44,545,318
Accumulated deficit	(48,639,143)	(46,330,962)

	For the year ended December 31, 2005
	As Reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$1,948,449	$2,068,070
Loss from operations	(1,816,558)	(1,936,179)
Interest expense-net	(3,052,296)	(352,698)
Interest expense on beneficial conversion feature	-	(186,597)
Financing costs	-	(85,199)
Net loss to common shareholders	(4,868,854)	(2,560,673)
Basic and diluted loss per share	(.15)	(.08)

	For the year ended December 31, 2005
	As Reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(4,868,854)	$(2,560,673)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	2,614,400	186,597
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Discount related to beneficial conversion feature of convertible debt	-	1,510,000

The restatement had no impact on the net cash used in operating activities.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements) that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will adopt this pronouncement as required, in 2006; although the impact of this adoption, if any, is not determinable at this time.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements, together with the report thereon of Lazar Levine & Felix, LLP are included in this report as follows:

Report of Independent Registered Public Accounting Firm- December 31, 2005 and 2004	-49-
Balance Sheets as of December 31, 2005 and 2004	-50-
Statements of Operations - For the Years Ended December 31, 2005 and 2004	-51-
Statements of Shareholders' Deficit - For the Years Ended December 31, 2005 and 2004	-52-
Statements of Cash Flows - For the Years Ended December 31, 2005 and 2004	-53-
Notes to Financial Statements	-54-

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

As of December 31, 2005, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. It is noted that the Company has amended its original Form 10-KSB filing with the SEC. The reason for this amended filing is due to complex financial transactions which resulted in accounting restatements in response to a recent SEC routine inquiry. As a result, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to ensure that all material information required to be filed in this report has been made known to them. Accordingly, we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these measures will ensure the proper recording of all transactions in future periods.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

NAME OF DIRECTOR	AGE	POSITION WITH THE COMPANY

Steven Peltzman	59	Chief Executive Officer
D. Bruce Pattison	59	Chief Operating Officer and Director
Leo Ehrlich	48	Chief Financial Officer and Director
Richard Woodrich	60	Director
Joseph Levi	47	Director

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

EXECUTIVE OFFICERS OF THE COMPANY

NAME	AGE	CURRENT POSITION(S) WITH COMPANY
Steven Peltzman	59	Chief Executive Officer
D. Bruce Pattison	59	Chief Operating Officer
Leo Ehrlich	48	Chief Financial Officer

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

	SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION (1)			LONG TERM COMPENSATION
	FISCAL		OTHER ANNUAL		ALL
COMPENSATION	YEAR	SALARY	COMPENSATION	OPTIONS (1)	OTHER

Steven Peltzman	2005	$70,000		250,000
Chief Executive Officer	2004	—
D. Bruce Pattison	2005	$70,000		250,000
President	2004	—

Leo Ehrlich	2005	$75,000
Chief Financial Officer	2004	$86,250

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

Warrants held by Jules Nordlicht, and exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock.

In March of 2005, 550,000 stock options were granted to Steven Peltzman per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over a two-year employment period. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $263,776 in the selling, general and administrative expense for the year ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to D. Bruce Pattison per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The compensation cost related to the options is being deferred over a two-year employment period. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is been deferred over the vesting period. The Company recorded $225,197 in the selling, general and administrative expense for the year ended December 31, 2005

Cash compensation for outside directors is set at $3,000 per quarter, in addition to options to purchase 50,000 shares of Company common stock, vesting quarterly in equal amounts over a period of three years, exercisable for seven years from the vesting date at an exercise price equal to the lower of $1.00 or two-thirds of the price of common stock established in any offering and sale occurring prior to April 30, 2006.

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

	MARCH 01, 2006
NAME AND ADDRESS OF BENEFICIAL	SHARES BENEFICIALLY	PERCENT OF SHARES BENEFICIALLY
OWNER	OWNED	OWNED

Steve Peltzman (1,3)	250,000	*
c/o SDS, Inc.
1Clarks Hill Rd
Framingham, MA. 01702

Bruce Pattison (1,3)	250,000	*
c/o SDS, Inc.
1Clarks Hill Rd
Framingham, MA. 01702

Richard Woodrich (1,4)	8,333	*
c/o SDS, Inc.
1Clarks Hill Rd
Framingham, MA. 01702

Helenka Bodner	16,966,896	48.0%
1337 E. 9th St
Brooklyn, NY 11230

Leo Ehrlich (1)	3,667,442	10.3%
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230

Joe Levi (1,4)	8,333	*
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230

Jules Nordlicht	2,500,000	7.0%
225 West Beech St
Long Beach, NY 11561

Chaim Ravad (2)	3,250,000	9.1%
Agasi 56
Jerusalem, Israel

All Executive Officers,	26,901,004	11.8%
Directors and Director
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

4.15 Warrant dated as January 26, 1998 issued to Biscount Overseas Limited, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3 dated February 26, 1998 (Registration No. 333-46961)(the "1998 S-3")

4.16 Amended Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock, incorporated by reference to Exhibit 4.14 of the 1998 10-QSB

4.17 Certificate of Designations, Rights and Preferences of the Series 1998-B Convertible Preferred Stock, incorporated by reference to Exhibit 4.16 of the 1998 10-QSB

4.18 Securities Purchase Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated January 26, 1998 (the "January 8-K")

4.19 Registration Rights Agreement dated as of January 26, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 10.2 of the Company's January 8-K

4.20 Placement Agent Agreement dated as of January 26, 1998 between the Company and Aryeh Trading, Inc. incorporated by reference to Exhibit 10.3 of the January 8-K

4.21 Amendment to Securities Purchase Agreement dated as of January 26, 1998, dated as of July 30, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 4.22 of the Company's Registration Statement on Form SB-2 dated September 2, 1998 (Registration No. 333-62787) (the "September SB-2")

4.22 Amendment to Registration Rights Agreement dated as of January 26, 1998, dated as of July 30, 1998 between the Company and Biscount Overseas Limited, incorporated by reference to Exhibit 4.23 of the September SB-2

4.23 Placement Agent Agreement dated as of July 30, 1998 between the Company and Aryeh Trading Inc., incorporated by reference to Exhibit 4.24 of the September SB-2 4.24 Letter Agreement dated December 11, 1998, between the Company and Biscount Overseas Limited regarding Series 1998-B Convertible Preferred Stock.

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

Dated: January 28, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman
Steve M. Peltzman Chief Executive Officer

/s/ Leo Ehrlich
Leo Ehrlich Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2006.

/s/ D. Bruce Pattison	Chief Operating Officer and Director
D. Bruce Pattison

/s/ Richard Woodrich	Director
Richard Woodrich

/s/ Joseph Levi	Director
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

LAZAR LEVINE & FELIX LLP

New York, NY
March 29, 2006, except for Note 3 which is dated March 6, 2007

 STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
BALANCE SHEETS

	December 31, 2005	December 31, 2004
	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$76,321	$148,630
Accounts receivable, net of allowance for doubtful accounts of $107,477 and $ 55,495 for both 2005 and 2004	69,741	248,279
Inventories	56,150	102,027
Prepaids	11,669	—

Total current assets	213,881	498,936

Property and equipment, net of accumulated depreciation of $558,076 (2005) and $518,675 (2004)	95,308	73,269
Equipment under construction	664,401	603,111
Patents and trademarks, net of accumulated amortization of $125,876(2005) and $115,220 (2004)	73,223	62,046
Deferred costs, less accumulated amortization of $260,739 (2005) and $141,600 (2004)	211,261	170,400
Deposits	13,500	800

TOTAL ASSETS	$1,271,574	$1,408,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$—	$26,953
Note payable - shareholders	172,055	243,398
Debentures payable-net of discount	126,597	—
Accounts payable	82,080	129,222
Customer advances	2,000	18,465
Accrued expenses	370,164	356,081
Accrued payroll expense to officers	234,750	161,250
Payroll and payroll taxes payable	102,441	70,078

Total current liabilities	1,090,087	1,005,447

LONG-TERM DEBT
Deferred rent payable	6,190	—
Note payable - shareholder	1,932,099	2,069,839

TOTAL LIABILITIES	3,028,376	3,075,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 31,769,491 shares (2005) and 30,509,491 (2004)	31,769	30,509
Additional paid-in capital	44,545,318	42,073,056
Less: Deferred compensation	(2,927)	—
Accumulated deficit	(46,330,962)	(43,770,289)

TOTAL SHAREHOLDERS’ DEFICIT	(1,756,802)	(1,666,724)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,271,574	$1,408,562

 The accompanying notes are an integral part of these statements.

SALIVA DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
	(Restated)
REVENUES:
Product Sales	$745,032	$1,388,274
Royalty Income	10,546	10,376
	755,578	1,398,650

COSTS OF PRODUCTS SOLD	304,637	501,000

Gross profit	450,941	897,650

OPERATING EXPENSES:
Research and development	319,050	459,258
Selling, general and administrative expense	2,068,070	521,628

	2,387,120	980,886

Loss from operations	(1,936,179)	(83,236)

OTHER INCOME (EXPENSES):
Interest expense-net	(352,698)	(322,571)
Interest expense on beneficial conversion feature	(186,597)	-
Financing costs	(85,199)	-
Interest income -net	-	125,325

Total other income (expenses):	(624,494)	(197,246)

NET LOSS TO COMMON SHAREHOLDERS	$(2,560,673)	$(280,482)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	31,455,217	30,509,700

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
 (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
STATEMENTS OF SHAREHOLDERS' DEFICIT

	SERIES 1998-B
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT

Balances, January 1, 2004	—	—	30,509,491	$30,509
Net loss	—	—	—	—

Balances, December 31, 2004	—	—	30,509,491	30,509
EXERCISE OF WARRANTS	—	—	1,200,000	1,200
CONVERSION OF DEBENTURES	—	—	60,000	60

WARRANTS ISSUED FOR SERVICES RENDERED	—	—	—	—
OPTIONS GRANTED TO EMPLOYEES	—	—	—	—
BENEFICIAL CONVERSION FEATURE OF
CONVERTIBLE NOTES	—	—	—	—
NET LOSS	—	—	—	—
BALANCES, DECEMBER 31, 2005	—	—	31,769,491	$31,769

	ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED	TOTAL
	DEFICIT	COMPENSATION	DEFICIT	(DEFICIT)

Balances, January 1, 2004	$42,073,056	$—	$(43,489,807)	$(1,386,242)
Net loss	—	—	(280,482)	(280,482)

Balances, December 31, 2004	42,073,056	—	(43,770,289)	(1,666,724)
EXERCISE OF WARRANTS	10,800	—	—	12,000
CONVERSION OF DEBENTURES	59,940	—	—	60,000

WARRANTS ISSUED FOR SERVICES RENDERED	399,622	—	—	399,622
OPTIONS GRANTED TO EMPLOYEES AS COMPENSATION	491,900	(2,927)	—	488,973
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES	1,510,000	—	—	1,510,000
NET LOSS	—	—	(2,560,673)	(2,560,673)
BALANCES, DECEMBER 31, 2005	$44,545,318	$(2,927)	$(46,330,962)	$(1,756,802)

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,560,673)	$(280,482)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	50,055	38,187
Amortization of deferred costs	119,138	85,198
Allowance for doubtful accounts	51,982	50,495
Stock issuance for recruiting services	399,622	—
Options granted to employees as compensation	488,973	—
Beneficial conversion feature of convertible debts	186,597	—
Changes in current assets and liabilities:
Accounts receivable	126,557	(101,660)
Royalty receivable	—	9,078
Subscription receivable	—	2,000
Inventories	45,877	(30,438)
Other assets	(24,369)	31,004
Cash overdraft	(26,953)	26,953
Accounts payable, accrued payroll expense to
officers and accrued expenses	285,112	246,791
Deferred rent	6,190	—
Net cash (used in) provided by operating activities	(851,892)	77,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(122,728)	(482,699)
Acquisitions of patents and trademarks	(21,833)	(15,626)
Deferred finance cost	(160,000)	—
Net cash used in investing activities	(304,561)	(498,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	238,575	1,535,858
Repayment of shareholder loans	(666,431)	(990,211)
Proceeds from issuance of debentures	1,510,000	—
Proceeds from issuance of common stock	2,000	—
Net cash provided by financing activities	1,084,144	545,647

Net (decrease) increase in cash and cash equivalents	(72,309)	124,448
Cash and cash equivalents, beginning of year	148,630	24,182
Cash and cash equivalents, end of year	$76,321	$148,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,177	$124
Cash paid for taxes	830	2,503

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
During 2005 and 2004, accrued interest of
$228,773 and $143,129, respectively, for
shareholder's loans was added to the loan
balance as principal	228,773	143,129
During 2005, 1,000,000 shares of common stock were
issued for a warrant conversion at $.01 per share
Payment due of $10,000 was offset to a note
payable to this stockholder	10,000	—
Conversion of debentures payable into common stock	60,000	—
During 2005, 1,100,000 options
were issued to employees as compensation	491,900	—
Discount related to beneficial conversion feature
of convertible debt	1,510,000	—

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

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets; depreciation commences when the assets are placed in service.

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

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the value of options granted for the years ended December 31, 2005 and 2004 using the Black-Scholes pricing model:

	For the years ended December 31
	2005	2004
Net (loss) income to common shareholders
As reported	$(2,560,673)	$(280,482)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	488,973	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(1,515,128)	—
Pro forma	$(3,586,828)	$(280,482)
Basic and diluted net loss per share
As reported	$(0.08)	$(0.01)
Pro forma	(0.11)	(0.01)

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

In accordance with SFAS 128 "Earnings per Share", the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	For the Years Ended December 31
	2005	2004
Weighted average number of common shares	31,455,217	30,509,700

Incremental shares for assumed conversions of stock options/warrants	—	—

Weighted average number of common and equivalent shares outstanding -diluted	31,455,217	30,509,700

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

SEGMENT REPORTING

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments disclosures are included in Note 16.

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

2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $46,330,962 at December 31, 2005. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Despite the Company's financings in 2005 and 2004 (See Notes 10 and 11), substantial additional financing will be required in future periods.

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

3. RESTATEMENT

Subsequent to the filing of form 10-KSB for the year ended December 31, 2005, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,323,403 is being netted with the gross amount of the debenture payable of $1,510,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000) and to amortize the beneficial conversion feature for the year ended December 31, 2005 of $186,597.

Further, the Company also revalued warrants issued during the first quarter 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the year ended December 31, 2005. The effect of this restatement was to increase expenses and additional paid-in capital by $119,622.

The Balance Sheet as of December 31, 2005, the Statement of Operations, and the Statement of Cash flows for the year then ended, are now being restated in this Form 10KSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	December 31, 2005
	As reported	As Restated
BALANCE SHEET:
Current portion of debenture payable net of discount	$1,450,000	$126,597
Total current liabilities	2,413,490	1,090,087
Additional paid-in capital	45,530,096	44,545,318
Accumulated deficit	(48,639,143)	(46,330,962)

	For the year ended December 31, 2005
	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$1,179,476	$2,068,070
Stock based compensation and employment recruiting expense- non cash	768,973	-
Loss from operations	(1,816,558)	(1,936,179)
Interest expense-net	(3,052,296)	(352,698)
Interest expense on beneficial conversion feature	-	(186,597)
Financing costs	-	(85,199)
Net loss to common shareholders	(4,868,854)	(2,560,673)
Basic and diluted loss per share	(.15)	(.08)

	For the year ended December 31, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(4,868,854)	$(2,560,673)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	2,614,400	186,597
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Discount related to beneficial conversion feature of convertible debt	-	1,510,000

The restatement had no impact on the net cash used in operating activities.

4. ACCOUNTS RECEIVABLE

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and at this time are uncertain if this will result in the collection of this outstanding account.

4. INVENTORIES

Inventories consisted of the following:

	DECEMBER 31,
	2005	2004

Raw materials	$46,376	$87,407
Finished goods	9,774	14,620
	$56,150	$102,027

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	DECEMBER 31,
	2005	2004

Machinery and equipment	$628,443	$567,003
Vehicles	24,941	24,941
	653,384	591,944
Less: accumulated depreciation and amortization	(558,076)	(518,675)
	$95,308	$73,269

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

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	DECEMBER 31,
	2005	2004

Accrued interest	$352,399	$228,773
Accrued legal expense	—	112,500
Other accrued liabilities	17,765	14,808
	$370,164	$356,081

9. FINANCING FROM SHAREHOLDERS

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

10. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, the Company recognized this beneficial conversion feature by charging an interest expense of $186,597 for the year ended December 31, 2005. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. Principal payments of debentures payable for the next 4 years are $362,500, $483,333, $483,333, and $120,834 and respectively. As of December 31, 2005, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

Debentures payable-net of discount in the amount of $126,597 is net of gross amount of debenture payables of $1,450,000 reduced by unamortized debt discount of $1,323,403.

11. EQUITY TRANSACTIONS

In January 2005, 200,000 warrants exercisable at a price of $.01 per share, were issued as payment for services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded an expense and related additional paid-in capital of $399,622. These warrants were exercised in March 2005 and the Company received $2,000. The Company recorded $200 to common stock and $1,800 to additional paid-in-capital.

Additional warrants exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,000,000 common shares. The Company recorded $1,000 to common stock and $9,000 to additional paid -in -capital.

In March of 2005, 550,000 stock options were granted to an employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $263,776 in the selling, general and administrative expense for the year ended December 31, 2005.

In May of 2005, 550,000 stock options were granted to a second employee per an employment agreement. Of these options, 100,000 are vested immediately and exercisable from June 1, 2005 until June 1, 2015 and remaining options are vested in three equal amounts annually, commencing on October 1, 2005. The Company has accounted for these options under the provisions of APB 25 “Accounting for Stock Issued to Employees” and related interpretations. The compensation cost related to the options is being deferred over the vesting period. The Company recorded $225,197 in the selling, general and administrative expense for the year ended December 31, 2005

The Company has elected to account for its stock-based compensation plans using APB 25. The Company has computed, for pro forma disclosure purposes, the fair value of the employee options granted on the dates of grant in 2005 using the Black-Scholes pricing model with the following weighted average assumptions:

Expected life in years	5 years
Risk free interest rate	4.10%
Expected volatility	207%
Dividend yield	0%

Computation of expected volatility for the year ended December 31, 2005, is based on the Company’s equity volatility. The computation of expected life is as stated in employment contracts. The risk free interest rates used in the valuations of the fair value are based on risk free bond rates of similar time periods as the expected life of the stock options.

During September 2005, a convertible debenture in the amount of $60,000 was converted into common stock, resulting in the issuance of 60,000 common shares during this period. (See Note 12).

12. TRADING IN COMPANY'S SECURITIES

For the period of January 1, 2004 to July 2004, the Company's stock had traded on the OTC "Pink Sheets". From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, subsequent to the balance sheet date, the shares of the Company have been trading with the new symbol SSUR.

13. STOCK-BASED COMPENSATION PLANS

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

The following table summarizes all stock option activity for options granted under the 1992 Plan and the 1994 Plan, and for non-plan options, during the years ended December 31, 2005 and 2004:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	51,000	$19.23
Options granted	—	—
Options exercised	—	—
Options expired or canceled	—	—
Outstanding at December 31, 2004	51,000	$19.23
OPTIONS GRANTED	1,100,000	0.82
OPTIONS EXPIRED OR CANCELED	—	—
OUTSTANDING AT DECEMBER 31, 2005	1,151,000	$1.64

The following table summarizes the information about stock options outstanding at December 31, 2005:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
RANGE OF	NUMBER OUTSTANDING	WEIGHTED AVERAGE	WEIGHTED AVERAGE	NUMBER	WEIGHTED AVERAGE
EXERCISE	AT	REMAINING	EXERCISE	EXERCISABLE AT	EXERCISE
PRICES PER	DECEMBER 31,	CONTRACTUAL	PRICE PER	DECEMBER 31,	PRICE PER
SHARE	2005	LIFE (MONTHS)	SHARE	2005	SHARE
$0.1-$101.50	1,151,000	115	$ 1.64	551,000	$ 2.33

The following table summarizes the information about warrants outstanding:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding at January 1, 2004	4,312,000	$0.01 - $335
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled/expired	—	—
Outstanding at December 31, 2004	4,312,000	$0.01 - $335
WARRANTS GRANTED	200,000	0.01
Warrants exercised	(1,200,000)	0.01
WARRANTS CANCELLED/EXPIRED	—	—
OUTSTANDING AT DECEMBER 31, 2005	3,312,000	$0.01 - $335

Of the above warrants, 2,000 expire in 2006, 60,000 in 2007 and 3,250,000 in 2013.

14. INCOME TAXES

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

Section 382 could significantly limit the future use of these losses based on ownership changes and the value of the Company's stock.

Deferred tax assets consist of the following at:

	DECEMBER 31, 2005	December 31, 2004

Net operating loss carryforwards	$17,100,000	$15,400,000
Valuation allowance	(17,100,000)	(15,400,000)
Net deferred tax assets	$—	$—

15. OPERATING LEASES

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

16. COMMITMENTS AND CONTINGENCIES

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

Foreign sales during 2005 and 2004 were approximately $585,000 and $596,000, respectively. The following table represents total product sales revenue by geographic area:

	Year Ended December 31,
	2005	2004

United States	$160,038	$791,870
United Kingdom	424,527	429,541
Canada, Americas, and Asia	67,419	56,493
Africa	93,048	110,370
	$745,032	$1,388,274

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

17. SUBSEQUENT EVENTS

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