Form 10QSB/A
period 2006-03-31
StatSure Diagnostic Systems, Inc.
filed 2007-03-09
CIK 885534

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB/A
Amendment No. 1

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
(508) 872-2625
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the Registrant's Common Stock as of May 13, 2006 was 33,394,491 shares.

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB for the period ending March 31, 2006.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems Inc. (the Company) for the quarterly period ended March 31, 2006 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to correct the following:

a) to account for the beneficial conversion feature on certain convertible debentures issued using the effective interest method.
b) to account for the cumulative effect of warrants issued for services rendered to the Company which was previously discounted in 2005.

The Statement of Cash Flows has been restated to reflect debt discount related to the debentures. Accordingly, Management's Discussion and Analysis has been revised to reflect the changes made.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB

 PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited) (RESTATED)	(RESTATED)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,607	$76,321
Accounts receivable, net of allowance for doubtful accounts of $107,477 for both 2006 and 2005	3,950	69,741
Inventories	82,183	56,150
Prepaids	7,061	11,669

Total current assets	102,801	213,881

Property and equipment, net of accumulated depreciation of $564,178 (2006) and $558,076 (2005)	89,206	95,308
Equipment under construction	664,401	664,401
Patents and trademarks, net of accumulated amortization of $128,846(2006) and $125,876 (2005)	105,067	73,223
Deferred costs, less accumulated amortization of $317,469(2006) and $260,739 (2005)	154,531	211,261
Deposits	13,500	13,500

TOTAL ASSETS	$1,129,506	$1,271,574

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders	$2,384,928	$172,055
Debentures payable-net of discount	244,209	126,597
Accounts payable	145,115	82,080
Customer advances	588	2,000
Accrued expenses	233,125	370,164
Accrued payroll expense to officers	257,250	234,750
Payroll and payroll taxes payable	114,340	102,441

Total current liabilities	3,379,555	1,090,087

LONG-TERM DEBT
Deferred rent payable	8,912	6,190
Note payable - shareholder	—	1,932,099

TOTAL LIABILITIES	3,388,467	3,028,376

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 33,394,491 (2006) and 31,769,491 (2005)	33,394	31,769
Additional paid-in capital	44,844,001	44.545,318
Less: deferred compensation	—	(2,927)
Accumulated deficit	(47,136,356)	(46,330,962)

TOTAL SHAREHOLDERS’ DEFICIT	(2,258,961)	(1,756,802)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,129,506	$1,271,574

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)

REVENUES:
Product Sales	$213,059	$264,473
Royalty Income	—	546

Total revenues	213,059	265,019

COSTS OF PRODUCTS SOLD	46,390	94,346

Gross profit	166,669	170,673

OPERATING EXPENSES:
Research and development expenses	69,149	77,000
Selling, general and administrative expense	661,340	983,754

Total costs and expenses	730,489	1,060,754

Loss from operations	(563,820)	(890,081)

OTHER EXPENSES:

Interest expense - net	(123,962)	(79,985)
Interest expense on beneficial conversion feature	(117,612)	(6,378)
Financing costs	-	(21,300)

Total other expenses:	(241,574)	(107,663)

NET LOSS TO COMMON STOCKHOLDERS	$(805,394)	$(997,744)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	32,192,408	30,565,256

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net loss	$(805,394)	$(997,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,072	12,499
Amortization of deferred costs	56,730	26,147
Warrants issued for recruiting services	—	399,622
Options granted to non-employee	11,621
Beneficial conversion feature of convertible debentures	117,612	6,378
Stock issued for consulting services	112,000
Options granted to employees as compensation	164,614	228,371
Changes in assets and liabilities:
Accounts receivable	65,791	(38,643)
Inventories	(26,033)	18,017
Prepaids	4,608	—
Accounts payable, accrued payroll expense to officers and accrued expenses	201,109	(3,249)
Net cash used in operating activities	(88,270)	(348,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(111,475)
Acquisitions of patents and trademarks	(34,814)	—
Deferred finance cost	—	(160,000)

Net cash used in investing activities	(34,814)	(271,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(26,953)
Proceeds from shareholder loans	146,222	30,000
Proceeds from issuance of debentures	—	1,100,000
Repayments of shareholder loans	(104,852)	(612,690)
Proceeds from issuance of common stock	15,000	2,000

Net cash provided by financing activities	56,370	492,357

NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,714)	(127,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,321	148,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,607	$20,910

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the three month periods ended March 31, 2006 and 2005, the previous years balance of accrued interest of $239,404 and $228,773, respectively, for a shareholder’s loan was added to the loan balance as principal.	$239,404	$228,773
During the three month period ended March 31, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this stockholder.	$—	$10,000

During the three month period ended March 31, 2005, 550,000 options were issued to an employee as compensation .	$—	$791,250
During the three month period ended March 31, 2005, debentures in the amount of $1,100,000 were sold and resulted in beneficial conversion charge of $1,100,000.	$$ —	$$ 1,100,000

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

1. Description of Business

StatSure Diagnostic Systems, Inc., (SDS), a Delaware corporation (the “Company”), is primarily engaged in the development and marketing of oral fluid collection devices for the drugs of abuse market, and rapid immunoassays for use in the detection of infectious diseases. The Company believes that its patented platform for rapid testing of infectious diseases offers significant advantages over the competition, including ease-of-use, lower costs, and significantly reduced risk of infection from collecting and handling specimens. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid (“volume adequacy indicator”).

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc.. The shares of the Company have been trading under the StatSure name, with the new symbol SSUR, since March 22, 2006. Coinciding with our corporate name change, the Company has changed the name of its Hema-Strip HIV test to StatSure™ HIV.

In May 2002, the Company received its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for its Rapid Stat-Sure™ HIV Test [THE PRODUCT BRAND NAME WAS FORMERLY KNOWN AS HEMA-STRIP HIV; THIS PRODUCT LINE WILL HEREAFTER BE REFERRED TO AS THE STATSURE™ PRODUCT LINE AND THIS PRODUCT WILL BE KNOWN AS STATSURE™ HIV]. Upon termination of all business relationships with its then contract manufacturer, Chembio Diagnostic Systems, (CEMI.OB) the Company signed a Manufacturing / Research & Development Agreement with American Bio Medica Corporation, Nasdaq SC (ABMC), of Kinderhook, NY. Responsibilities of ABMC include the manufacture of the Company's StatSure™ HIV test and other products under appropriate and applicable regulatory, compliance standards. The Company filed a new IDE with the FDA naming ABMC as its contract manufacturer. This IDE submission to the FDA was made in October 2003. Thereafter, the Company conducted its clinical trials and submitted the modules of the Pre-Market Approval (PMA) to the FDA. The FDA requested certain additional testing and the Company completed this work in the summer of 2005 and a Supplemental Study to the PMA was submitted in October 2005 to satisfy this request. During the past year, the Company has received regulatory approval to markets its StatSure™, HIV product in South Africa, Jordan and Guatemala and expects to receive similar approvals in several other countries in 2006. In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) submission is deficient and therefore will require additional clinical studies to amend the PMA.

SDS is committed to and focused on the completion of the necessary requirements towards obtaining U.S. Food and Drug Administration (FDA), and other relevant regulatory approvals of our rapid HIV diagnostic tests technology. Although there is no assurance that we will receive such approval, we believe that the StatSure™ format, if approved for detecting antibodies to HIV-1 in fingerstick and venipuncture whole blood, serum and plasma samples, will have certain competitive advantages in the market for rapid HIV testing both in the United States and internationally.

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company’s collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $47,136,356 at March 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

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

New Accounting Principles Adopted:

Stock-based Compensation:

Effective January 1, 2006, the Company’s Stock Options are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). See Note 9 for further details.

Significant Accounting Principles:

For a summary of significant accounting principles (which have not changed from December 31, 2005) and additional financial information, see Company’s Annual Report on Form 10-KSB/A filed March 7, 2007 with the Securities and Exchange Commission.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

4. Restatements

Subsequent to the filing of form 10-QSB for the three month period ended March 31, 2006, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $1,205,791 being netted with the gross amount of the debentures payable of $1,450,000. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000), to record the cumulative effect of the prior year restatements of the beneficial conversion feature to beginning retained earnings ($186,597), and to amortize the beneficial conversion feature for the three month period ended March 31, 2006 of $117,612.

Further, the Company also revalued warrants issued during 2005 as payment for services rendered for which the Company had used a 30% discount for various restriction. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the year ended December 31, 2005. The effect of this prior year restatement was to adjust beginning retained earnings and additional paid-in capital of $119,622.

Certain typographical errors have been corrected in this filing for the Balance Sheets and Statements of Cash Flow.

The Balance Sheet as of March 31, 2006, the Statement of Operations, and the Statement of Cash flows for the three months then ended, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	Three months ended March 31, 2006
	As reported	As restated
BALANCE SHEET:
Debentures payable, net of discount	$1,450,000	$244,209
Total current liabilities	4,585,346	3,379,555
Additional paid-in capital	45,828,779	44,844,001
Accumulated deficit	(49,326,925)	(47,136,356)

STATEMENTS OF OPERATIONS:
Selling, general and administrative expense	$373,104	$661,340
Stock based compensation and employment recruiting expense-non cash	288,236	3,379,555
Interest expense on beneficial conversion feature	-	(117,612)
Net loss to common shareholders	(687,782)	(805,394)
Basic and diluted net loss per share	(0.02)	(0.03)

STATEMENTS OF CASH FLOW
Net loss	(687,782)	(805,394)
Options granted to non-employees	-	11,621
Beneficial conversion feature of convertible debentures	-	117,612
Options granted to employees as compensation	176,235	164,614

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

The restatement had no impact on the cash used in operating activities.

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

5. Accounts Receivable

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and we are uncertain at this time if this will result in the collection of this outstanding account.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

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

The following table represents total product sales revenue by geographic area:

	Three months ended March 31,
	2006	2005

United States	$51,064	$147,608
United Kingdom	158,936	80,948
Africa	588	26,490
Others	2,471	9,877
	$213,059	$264,473

8. Debentures Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, for the three month period ended March 31, 2006, the Company recognized this beneficial conversion feature by charging an interest expense of $117,612 . As of March 31, 2006, the Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. As of March 31, 2006, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

Debentures payable-net of discount in the amount of $244,209 is net of gross amount of debentures payable of $1,450,000 reduced by unamortized debt discount of $1,205,791.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

9. Financing From Shareholders

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

10. Shareholders’ Equity Transactions

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

11. Stock Options

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
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

Accounting for Non-employee Awards:

The Company previously accounted for options granted to its non-employee consultants using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R ) and SAB 107 as of January 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”).

Stock compensation expense related to non-employee options was approximately $11,621 and $0 for the three month periods ended March 31, 2006 and 2005, respectively. These amounts are included in Statement of Operations within “Stock based compensation and employment recruiting expense-non cash” line item.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

Three Month Period Ended March 31, 2005 (Pro forma)
Net loss as reported	$(997,744)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	228,371
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(245,958)
Pro forma net loss	$(1,014,471)

Basic and diluted net loss per share:
As reported	(0.03)
Pro forma	(0.03)

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

Stock Options	Number of Shares	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2006	1,151,000	1.65	8.88	664,000
Granted	100,000	1.00	-	-
Exercised	-	-	-	-
Forfeited/expired	(51,000)	19.23	-	-
Outstanding at March 31, 2006	1,200,000	0.85	8.85	660,000
Exercisable at March 31, 2006	508,333	0.65	9.00	383,333

As of March 31, 2006, there was $ 585,758 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

12. Contingencies

Legal Matters:

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and did not infringe the Company’s Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

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

In November 2002, the U.S. Food and Drug Administration approved the sale in the United States of the Oraquick Rapid HIV test, a competing product to the Company's StatSure™ HIV test. Subsequent to receiving FDA approval, Orasure received a CLIA waiver for their product.

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

Concerning long-term growth of the StatSure™ HIV test, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for over-the-counter (OTC) sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe the Company’s HIV product’s performance, design, and ease of use could have a competitive advantage over many of the existing technologies and platforms. There can be no assurance that any of the Company's products not yet approved or cleared, will be approved or cleared for marketing by the FDA or that if approved it would be allowed for sale as an OTC product. We believe growth of revenues from our Saliva Sampler®oral fluid collectors could result from our two major customers who have both indicated a positive outlook for 2006. In addition, the company is beginning to explore new commercial applications of these collectors.

We continue to distribute our StatSure™ HIV test and Saliva Sampler® oral fluid collection product through our current distribution networks. We will also seek new distribution relationships for our current and future test products.

The Company has discontinued selling its FDA approved Stat-Simple™ H. pylori test since 2000 but may elect to resume sales if market conditions so warrant.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
March 31, 2006

The Company has adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment [“FAS 123(R)], effective January 1, 2006, to account for its employee options. Other than this adoption, the Company believes there have been no other significant changes, during the quarterly period ended March 31, 2006, to the items disclosed as critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Restatement

Subsequent to the filing of Form 10-QSB for the period ended March 31, 2006, the Company determined that the quarterly filing did not accurately reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", as amended by EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

The Company also restated its quarterly filings of 10-QSB for the periods ended March 31, June 30, and September 30, 2005 and annual filing of 10-KSB for the year ended 2005. As a result, the equity section of the financial statements are also restated to account for the cumulative effects of the changes. See respective amendments for detail of restatements.

Certain typographical errors have been corrected in this filing for the Balance Sheets and Statements of Cash Flow.

The Balance Sheet as of March 31, 2006, the Statement of Operations, and the Statement of Cash flows for the three months then ended, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	Three months ended March 31, 2006
	As reported	As restated
BALANCE SHEET:
Debentures payable, net of discount	$1,450,000	$244,209
Total current liabilities	4,585,346	3,379,555
Additional paid-in capital	45,828,779	44,844,001
Accumulated deficit	(49,326,925)	(47,136,356)

STATEMENTS OF OPERATIONS:
Selling, general and administrative expense	$373,104	$661,340
Stock based compensation and employment recruiting expense-non cash	288,236	3,379,555
Interest expense on beneficial conversion feature	-	(117,612)
Net loss to common shareholders	(687,782)	(805,394)
Basic and diluted net loss per share	(0.02)	(0.03)

STATEMENTS OF CASH FLOW
Net loss	(687,782)	(805,394)
Options granted to non-employees	-	11,621
Beneficial conversion feature of convertible debentures	-	117,612
Options granted to employees as compensation	176,235	164,614

The restatement had no impact on the cash used in operating activities.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
March 31, 2006

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

RESULTS OF OPERATIONS

First Quarter of 2006 Compared to First Quarter of 2005

REVENUES. The Company’s revenues consist of product sales and royalties. Revenues decreased 20% to $213,059 in the first quarter of 20066 yielding a gross margin of $166,669 or 78% from the revenues of the first quarter of 2005 of $265,019, yielding a gross margin of $170,673 or 64%. In the previous fiscal year (2005) the Company had high scrap rates due to validating new machinery in conformity with Good Manufacturing Practices (GMP). This involved running machinery while consuming materials as if it were a normal production cycle. However the product produced was used only for evaluation and was thereafter scrapped. The margins achieved during the first quarter of 2006, are consistent with with the Company’s present financial objectives.

STATSURE DIAGNOSTIC SYSTEMS, INC.
March 31, 2006

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the first quarter of December 31, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $159,000 and $51,000. The Company is continuing to seek new markets and sales opportunities for its products.

COST OF PRODUCTS SOLD. Costs of products sold decreased to $ 46,390 (22% of product sales) in the first quarter of 20066 from $ 94,346 (36% of product sales) in the first quarter of 2005. SEE REVENUES FOR EXPLANATION

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $69,149 in the first quarter of 2006 from $77,000 in the first quarter of 2005. The decrease is due to fewer consulting expenses incurred with our HIV test. R&D costs for our HIV test are expected to continue in 2006 until such time that we receive FDA approval to market the test in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 33% to $661,340 in the first quarter of 2006, from $983,754 in the first quarter of 2005. During the first quarter of 2005 the Company incurred recruiting expenses of approximately $399,000. No similar expense was incurred in the first quarter of 2006. This savings was offset by legal and accounting expenses in the first quarter of 2006 which were approximately $124,000 greater than in the first quarter of 2005.

LOSS FROM OPERATIONS. The loss from operations for the first quarter of 2006 of $563,820 reflects a 37% decrease from the $890,081 loss reported for the first quarter of 2005. Improved gross margins and a reduction of non cash expenses in the first quarter of 2006, despite lower sales, contributed to the Company’s decreased loss.

OTHER EXPENSES: Interest expense increased to $123,962 in the first quarter of 2006 from $79,985 in the first quarter of 2005. Interest expense for the beneficial conversion feature on the convertible debentures amounted to $117,612 for the first quarter of 2006 from $6,378 in the first quarter of 2005. Financing costs amounted to $21,300 for the first quarter of 2005. No similar expense was incurred in the first quarter of 2006.

INCOME TAXES. The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $47 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company’s stock.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$9,607	$76,321
Working capital deficit	3,276,754	(876,206)

Net cash used by operating activities in the first quarter 2006 was $88,270. Net cash used in the first quarter 2005 was $348,602. In 2006, the decrease in cash used by operations was primarily due to the decrease of the net loss of $805,394 (2006) and $997,744 (2005). The following expenses showed significant changes between the first quarter of 2006 when compared to the first quarter of 2005:

•	Legal and accounting costs (increased in 2006)
•	Expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(decreased in 2006)

STATSURE DIAGNOSTIC SYSTEMS, INC.
March 31, 2006

•	Consulting expenses (decreased in 2006)

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, for the three month period ended March 31, 2006, the Company recognized this beneficial conversion feature by charging an interest expense of $117,612 . As of March 31, 2006, the Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. As of March 31, 2006, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

Debentures payable-net of discount in the amount of $244,209 is net of gross amount of debentures payable of $1,450,000 reduced by unamortized debt discount of $1,205,791.

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of March 31, 2006.

Obligations	Total	Less than 1 year	1-3 years
Long-term debt	$3,834,928	$3,834,928	$-
Operating leases	119,700	55,700	64,000

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
March 31, 2006

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and did not infringe the Company’s Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

In January 2000, the Company received notice from the United States Patent and Trademark Office that Bayer Corporation has filed a petition to cancel the Company’s trademark, HemaStrip™. The petition alleged that the Company’s trademark HemaStrip™, would likely be confused with Bayer’s trademark, HEMASTICK. The Company did not respond to the Petition and in December 2000, the Company received notice that the trademark was cancelled. In November 2003, the Company filed to re-register the trademark in the U.S., and in April 2004 filed in Europe. Bayer has filed opposition to the Company’s trademark and the Company has settled this matter with Bayer.

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

(b)  Reports on Form 8-K:

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