Form 10QSB/A
period 2006-06-30
StatSure Diagnostic Systems, Inc.
filed 2007-03-09
CIK 885534

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

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB for the period ending June 30, 2006.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Statsure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems Inc. (the Company) for the three and six month period ended June 30, 2006 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows (Unaudited) and (ii) revise related and other disclosures included in the quarterly report on Form 10-QSB.

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

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2006. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB
INDEX

		PAGE

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets - June 30, 2006 (unaudited) and
	December 31, 2005	4

	Statements of Operations - Three Months and Six Months Ended
	June 30, 2006 and 2005 (unaudited)	5

	Statements of Cash Flows- Six Months Ended
	June 30, 2006 and 2005 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	19

Item 3.	Controls and Procedures	30

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

Certifications		35

 PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2006 (Unaudited) RESTATED	December 31, 2005 RESTATED
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,074,554	$76,321
Accounts receivable, net of allowance for doubtful accounts of $107,477 for both 2006 and 2005	198,140	69,741
Inventories	55,511	56,150
Prepaids	7,061	11,669
Due from shareholder	28,858	—

Total current assets	1,364,124	213,881
Property and equipment, net of accumulated depreciation of $570,278 (2006) and $558,075 (2005)	83,105	95,308
Equipment under construction	664,401	664,401
Patents and trademarks, net of accumulated amortization of $141,603(2006) and $125,876 (2005)	108,353	73,223
Deferred costs, less accumulated amortization of $404,879(2006) and $260,739 (2005)	67,121	211,261
Deposits	13,500	13,500

TOTAL ASSETS	$2,300,604	$1,271,574

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Note payable - shareholders	$350,000	$172,055
Debentures payable-net of discount	72,939	126,597
Accounts payable	30,228	82,080
Customer advances	31,792	2,000
Accrued expenses	163,053	370,164
Accrued payroll expense to officers	175,799	234,750
Payroll and payroll taxes payable	76,513	102,441

Total current liabilities	900,324	1,090,087

LONG-TERM LIABILITIES
Note payable - shareholder	1,821,504	1,932,099
Deferred rent payable	9,026	6,190
Derivative instruments	8,629,488	—

TOTAL LIABILITIES	11,360,342	3,028,376

COMMITMENTS AND CONTINGENCIES
Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, 2,150 issued and outstanding	2	—

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 36,717,510 (2006) and 31,769,491 (2005)	36,717	31,769
Additional paid-in capital	45,931,401	44,545,318
Less: deferred compensation	—	(2,927)
Accumulated deficit	(55,027,858)	(46,330,962)

TOTAL SHAREHOLDERS’ DEFICIT	(9,059,740)	(1,756,802)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,300,604	$1,271,574

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)
REVENUES:
Product Sales	$231,007	$176,534	$444,066	$441,007
Royalty Income	-	-	-	546

	231,007	176,534	444,066	441,553
COST OF PRODUCTS SOLD	99,707	56,394	146,097	150,740

Gross profit	131,300	120,140	297,969	290,813

OPERATING EXPENSES:
Research and development	73,466	84,556	142,615	161,556
Selling, general and administrative	624,317	633,070	1,285,657	1,616,824

	697,783	717,626	1,428,272	1,778,380

Loss from operations	(566,483)	(597,486)	(1,130,303)	(1,487,567)

OTHER INCOME (EXPENSES):
Interest income	2,365	-	2,365	-
Interest expense	(88,142)	(88,272)	(190,804)	(168,257)
Interest expense on beneficial conversion feature	(866,230)	(78,762)	(983,842)	(85,140)
Financing costs	(3,622,948)	(21,299)	(3,644,248)	(42,599)
Derivative expense	(2,346,192)	-	(2,346,192)	-
Debt conversion expense	(403,872)	-	(403,872)	-

Total other expenses:	(7,325,019)	(188,333)	(7,566,593)	(295,996)

NET LOSS TO COMMON SHAREHOLDERS	$(7,891,502)	$(785,819)	$(8,696,896)	$(1,783,563)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(0.02)	$(0.26)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	35,296,871	31,709,491	33,531,300	31,140,430

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006 (Restated)	2005 (Restated)
OPERATING ACTIVITIES:
Net loss	$(8,696,896)	$(1,783,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,930	25,280
Bad debt expense	—	51,982
Amortization of deferred costs	144,140	57,143
Warrants issued for recruiting services	—	399,622
Stock issued for consulting services	175,350	—
Options granted to employees as compensation	331,057	553,309
Options granted to non-employee	11,621	—
Beneficial conversion feature of convertible debentures	983,842	85,140
Interest expense on derivative instruments	5,990,440	—
Induced conversion expense on debentures	403,872	—
Changes in assets and liabilities:	—	—
Accounts receivable	(128,399)	143,594
Inventories	639	13,060
Prepaids	4,608	(23,426)
Accounts payable, accrued payroll expense to officers and accrued expenses	49,676	29,920

Net cash used in operating activities	(702,120)	(447,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	—	(122,729)
Acquisitions of patents and trademarks	(50,857)	(1,600)
Deferred financing cost	—	(160,000)

Net cash used in investing activities	(50,857)	(284,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(26,953)
Proceeds from shareholder loans	289,722	30,000
Proceeds from issuance of debentures	—	1,510,000
Repayments of debentures	(37,500)	—
Repayment of shareholder loans	(502,512)	(623,287)
Proceeds from issuance of common stock	32,500	2,000
Gross proceeds from issuance of Series 2006-A preferred shares	2,150,000	—
Payment for financing cost	(181,000)	—

Net cash provided by financing activities	1,751,210	891,760

NET INCREASE IN CASH AND CASH EQUIVALENTS	998,233	159,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,321	148,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,074,554	$308,122

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the six month periods ended June 30, 2006 and 2005, the previous years balance of accrued interest of $239,404 and $228,773, respectively, for a shareholder’s loan was added to the loan balance as principal.	$239,404	$228,773
During the six month period ended June 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this stockholder.	—	10,000
Conversion of debenture and interest payable into common stock	1,109,608	—
During the six month period ended June 30, 2006, 470,312 warrants were issued to a placement agent and were recorded as Additional paid in capital and Warrant liability	489,050	—
During the six month period ended June 30, 2005, 1,100,000 options were issued to employees as compensation	—	952,500
During the six month period ended June 30, 2005, debentures in the amount of $1,510,000 were sold and resulted in beneficial conversion charge of $1,510,000	—	1,510,000

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

During the past year, the Company has received regulatory approval to market its StatSure™, HIV product in South Africa, Jordan and Guatemala and may receive similar approvals in several other countries in 2006. In March 2006, the Company received correspondence from the FDA stating that our Pre-Market Approval (PMA) for marketing in the United States submission is deficient and therefore will require additional clinical studies to amend the PMA.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

2.  Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company’s collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $55,027,858 at June 30, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

3. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2006 and 2005, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2005, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006, or any other portion thereof.

Derivative Instruments:

Our accounting policy for liquidated damages is to account for the liability in accordance with the provision of SFAS 5 (SFAS 5: Accounting for Contingencies). Accordingly, we will record liquidated damages if they are probable and are determinable. In accordance with the provisions of EITF 00-19, we assess potential liquidated damages of any financing transaction at inception and if these are considered significant enough to be greater than the difference between fair value of registered shares and unregistered shares, we will account for the underlying financial instruments, such as conversion option, warrants, etc affected as a liability. At each reporting period thereafter, we will reassess the liquidated damages to determine if they continue to be significant enough to be greater than the difference between fair value of registered shares and unregistered shares or represent a reasonable discount to fair value of registered shares. In the latter case, we will modify the accounting for the outstanding underlying financial instruments and classify them as equity.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

4. Restatement

Subsequent to the filing of form 10-QSB for the three month and six month periods ended June 30, 2006, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $339,561 being netted with the gross amount of the debenture payable of $412,500. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000), to record the cumulative effect of the prior year restatements of the beneficial conversion feature to beginning retained earnings ($186,597), and to amortize the beneficial conversion feature for the three and six month periods ended June 30, 2006 of $866,230 and $983,842 respectively.

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

The Balance Sheet as of June 30, 2006, the Statement of Operations, and the Statement of Cash flows for the six month period then ended, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

	June 30, 2006
	As reported	As restated
BALANCE SHEET:
Debenture payable, net of discount	$412,500	$72,939
Total current liabilities	1,239,885	900,324
Additional paid-in capital	46,916,179	45,931,401
Accumulated deficit	(56,352,197)	(55,027,858)

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As reported	As Restated	As reported	As restated
STATEMENTS OF OPERATIONS:
Selling, general and administrative	$394,524	$624,317	$767,628	$1,285,657
Stock based compensation and employment recruiting expense- non cash	229,793	-	518,029	-
Interest income	-	2,365	-	2,365
Interest expense	(6,054,917)	(88,142)	(6,178,879)	(190,804)
Interest expense on beneficial conversion feature	-	(866,230)	-	(983,842)
Financing costs	-	(3,622,948)	-	(3,644,248)
Derivative expense	-	(2,346,192)	-	(2,346,192)
Debt conversion expense	-	(403,872)	-	(403,872)
Other expenses	(403,872)	-	(403,872)	-
Net loss to common shareholders	(7,025,272)	(7,891,502)	(7,713,054)	(8,696,896)
Basic and diluted net loss per share	(0.20)	(0.22)	(0.23)	(0.26)

STATEMENTS OF CASH FLOWS:	Six months ended June 30, 2006
	As reported	As restated
Net loss	$(7,713,054)	$(8,696,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of convertible Debentures	-	983,842

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

The following table represents total product sales revenue by geographic area:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
United States	$25,350	$3,890	$76,414	$151,498
United Kingdom	186,202	148,906	345,138	229,404
Africa	-	22,248	588	48,738
Other	19,455	1,490	21,926	11,367

	$231,007	$176,534	$444,066	$441,007

8. Debenture Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, for the six month periods ended June 30, 2006, the Company recognized this beneficial conversion feature by charging an interest expense of $983,842. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures with interest. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

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

Debentures payable-net of discount in the amount of $72,939 is net of gross amount of debenture payables of $412,500 reduced by unamortized debt discount of $339,561.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

9. Financing from Shareholder

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

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,608 were converted into common stock, resulting in the issuance of 1,497,810 common shares. (See Note 8).

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company’s common stock.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective, and no penalty is payable at this time.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the condensed balance sheets. As the proceeds from the issuance of preferred shares of $2,150,000 are less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 has been charged to interest expense on derivative instruments, a non-operating expense, in the condensed statements of operations.

As of June 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $786,660 and $1,375,978 have been accounted for as an increase to the interest expense on derivative instruments initially recognized in the condensed statement of operations. The liability for the value of the conversion option and warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

 In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company’s common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as additional paid in capital.

As of June 30, 2006, the liability for the warrants was “marked to market” and the difference of $183,554 has been accounted for as an increase to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

As a result of the adoption of FAS 123 (R), the Company's results for the three and six month periods ended June 30, 2006 include share-based compensation expense totaling $166,443 and $331,057, respectively which pertains to selling, general and administrative expenses. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its net deferred tax asset. Stock compensation expense for employee options recorded under APB No. 25 in the Statement of Operations for the three and six months ended June 30, 2005 totaled $324,938 and $553,309, respectively.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

Stock compensation expense related to non-employee options was $11,621 and $0 for the six month periods ended June 30, 2006 and 2005, respectively. These amounts are included in Statement of Operations within the “Stock based compensation and employment recruiting expense-non cash” line item.

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 ( R):

There were no stock options granted in the three months ended June 30, 2006. The fair value for stock awards granted during the six month periods was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(Pro forma)		(Pro forma)
Expected term (in years)	5	5	5	5
Expected stock price volatility	182%	188%	182%	197%
Risk-free interest rate	4.35%	3.75%	4.35%	4.01%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per option granted	1.395	1.535	1.395	1.893

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

	For the three months ended June 30, 2005 (Pro forma)		For the six months ended June 30, 2005 (Pro forma)
	As Reported	As Restated	As Reported	As Restated
Net loss to common shareholders
As reported	$(502,202)	$(785,819)	$(1,154,486)	$(1,783,563)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	120,084	324,938	128,994	553,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects
	(114,326)	(522,955)	(122,838)	(768,053)
Pro forma	$(496,444)	$(983,836)	$(1,148,330)	$(1,998,307)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.02)	$(0.04)	$(0.06)
Pro forma	(0.02)	(0.03)	(0.04)	(0.06)

The Company granted 100,000 and 550,000 employee stock options in the six months ended June 30, 2006 and 2005, respectively. The following table represents our stock options granted, exercised, and forfeited during the six month period ended June 30, 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2006	1,151,000	$1.65	8.88	$664,000
Granted	100,000	1.00	-	- .
Exercised	-	-	-	- .
Forfeited/expired	(51,000)	19.23	- .	- .
Outstanding at June 30, 2006	1,200,000	$0.85	8.68	$240,000
Exercisable at June 30, 2006	516,667	0.65	8.75	205,833

As of June 30, 2006, there was $419,315 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of less than 1 year.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

12. Contingencies

Legal Matters:

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and that Chembio did not infringe the Company’s Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

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

13. Subsequent Event

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
June 30, 2006

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

Restatement
Subsequent to the filing of form 10-QSB for the three month and six month periods ended June 30, 2006, the Company determined that the filing did not reflect a beneficial conversion feature on 9% convertible debentures issued in 2005 as required under EITF 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, as amended by EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”.

The Company recorded a $1,510,000 debenture debt discount from the beneficial conversion feature computation. This amount is limited to the proceeds of the convertible debt instrument in accordance with EITF 98-5. The debenture debt discount is being amortized over the life of the debentures with the unamortized discount of $339,561 being netted with the gross amount of the debenture payable of $412,500. The result of this restatement was to reflect the sale of the debentures as additional paid-in capital ($1,510,000), to record the cumulative effect of the prior year restatements of the beneficial conversion feature to beginning retained earnings ($186,597), and to amortize the beneficial conversion feature for the three and six month periods ended June 30, 2006 of $866,230 and $983,842 respectively.

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

The Balance Sheet as of June 30, 2006, the Statement of Operations, and the Statement of Cash flows for the six month period then ended, are now being restated in this Form 10QSB/A filing to give effect to the correction of these errors and certain resulting reclassification adjustments. The table below details the items affected by the restatement:

STATSURE DIAGNOSTIC SYSTEMS, INC.
June 30, 2006

	June 30, 2006
	As reported	As restated
BALANCE SHEET:
Debenture payable, net of discount	$412,500	$72,939
Total current liabilities	1,239,885	900,324
Additional paid-in capital	46,916,179	45,931,401
Accumulated deficit	(56,352,197)	(55,027,858)

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As reported	As Restated	As reported	As restated
STATEMENTS OF OPERATIONS:
Selling, general and administrative	$394,524	$624,317	$767,628	$1,285,657
Stock based compensation and employment recruiting expense-non cash	229,793	-	518,029	-
Interest income	-	2,365	-	2,365
Interest expense	(6,054,917)	(88,142)	(6,178,879)	(190,804)
Interest expense on beneficial conversion feature	-	(866,230)	-	(983,842)
Financing costs	-	(3,622,948)	-	(3,644,248)
Derivative expense	-	(2,346,192)	-	(2,346,192)
Debt conversion expense	-	(403,872)	-	(403,872)
Other expenses	(403,872)	-	(403,872)	-
Net loss to common shareholders	(7,025,272)	(7,891,502)	(7,713,054)	(8,696,896)
Basic and diluted net loss per share	(0.20)	(0.22)	(0.23)	(0.26)

STATEMENTS OF CASH FLOWS:	Six months ended June 30, 2006
	As reported	As restated
Net loss	$(7,713,054)	$(8,696,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of convertible Debentures	-	983,842

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
June 30, 2006

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
June 30, 2006

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

Selling, general and administrative expenses: Selling, general and administrative expenses decreased 2% to $624,317 in the second quarter of 2006 from $633,070 in the second quarter of 2005 and decreased 20% to $1,285,657 in the first six months of 2006 from $1,616,824 in the first six months of 2005. This decrease is due to greater expenses for consulting, and recruitment expenses incurred in 2005 offset partially by greater amortization expenses, and payroll expenses in 2006.

Loss from operations: The loss from operations for the second quarter of 2006 of $566,483 reflects a 5% decrease in loss from the $597,486 loss reported for the second quarter of 2005; and the loss from operations for the first six months of 2006 of $1,130,303 reflects a 24% decrease from the $1,487,567 loss reported for the first six months of 2005. Decreased expenses for stock based compensation in 2006 contributed to the Company’s decreased loss.

Interest expense: Interest expense decreased to $88,142 in the second quarter of 2006 from $88,272 in the second quarter of 2005 and increased to $190,804 in the first six months of 2006 from $168,257 in the first six months of 2005. Interest expense on beneficial conversion feature increased to $866,230 in the second quarter of 2006 from $78,762 in the second quarter of 2005 and increased to $983,842 in the first six months of 2006 from $85,140 in the first six months of 2005. The increase in non-cash interest expense was due to the write down of debt discount resulting from debenture conversions during the quarter.

Financing costs increased to $3,644,248 in the first six months of 2006 from $42,599 in the first six months of 2005. All of the increase was due to the series 2006-A convertible preferred stock financing and the application of derivative accounting.

STATSURE DIAGNOSTIC SYSTEMS, INC.
June 30, 2006

Derivative expense of $2,346,192 for the three months ended June 30, 2006 was due to the mark to market adjustment on embedded derivatives principally driven by the increase in our common stock from $1.10 to $1.50. The Company did not have derivative instruments in the same period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Income Taxes: The Company is in a net deferred tax asset position and has generated net operating losses to date. No provision for or benefit from income taxes has been recorded in the accompanying statements of operations. The Company will continue to provide a valuation allowance for its deferred tax assets until it becomes more likely than not, in management’s assessment, that the Company’s deferred tax assets will be realized. The Company has a net operating loss carryforward of approximately $55 million, which is available to offset future taxable income, if any, expiring in various years through the year 2025. The Internal Revenue Code rules under Section 382 could limit the future use of these losses based on ownership changes and the value of the Company’s stock.

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$1,074,554	$76,321
Working capital (deficit)	463,800	(876,206)

Net cash used in operating activities in the first six months of 2006 was $702,120. Net cash used in the first six months of 2005 was $447,939. In 2006, the increase in cash used by operations was primarily due to the increase of the net loss of $8,696,896 (2006) from $1,783,563 (2005). The following expenses showed significant changes between the first six months of 2006 when compared to the first six months of 2006:

•	Legal and accounting costs (increased in 2006)
•	Non-cash expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(decreased in 2006)
•	Non-cash financing costs incurred in the issuance of the Series 2006-A Convertible Preferred Stock (increased in 2006)
•	Non-cash induced conversion expense (increased in 2006)
•	Consulting expenses (decreased in 2006)
•	Insurance (increased in 2006)
•	Director fees (increased in 2006)

Net cash used in operating activities was not impacted by the aforementioned restatement.

Cash used in investing activities in the first six months of 2006 was $50,857 as compared to $284,329 in the first six months of 2005. The 2005 amount includes equipment costs and deferred finance costs. The Company did not incur similar costs in 2006

Cash provided by financing activities in the first six months of 2006 was $1,751,210, and in the first six months of 2005 was $891,760. The following lists the significant changes. During 2006 the Company netted $1,969,000 from the sale of Series 2006-A Convertible Preferred Stock offset by net repayments of $212,790 of shareholder loans. During 2005 the Company received $1,510,000 from the sale of debentures. This amount was offset by $593,287 in net repayments of shareholder loans. Proceeds from issuance of common stock in 2006 were $32,500 and in 2005 was $2,000.

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

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, for the six month period ended June 30, 2006, the Company recognized this beneficial conversion feature by charging an interest expense of $983,842. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures with interest. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

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

Debentures payable-net of discount in the amount of $72,939 is net of gross amount of debenture payables of $412,500 reduced by unamortized debt discount of $339,561.

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
June 30, 2006

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

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,608 were converted into common stock, resulting in the issuance of 1,497,810 common shares. (See Note 8).

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company’s common stock.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
June 30, 2006

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the condensed balance sheets. As the proceeds from the issuance of preferred shares of $2,150,000 are less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 has been charged to interest expense on derivative instruments, a non-operating expense, in the condensed statements of operations.

As of June 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $786,660 and $1,375,978 have been accounted for as an increase to the interest expense on derivative instruments initially recognized in the condensed statement of operations. The liability for the value of the conversion option and warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

 In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company’s common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share. The cash paid of $181,000 and the value of the warrants of $489,050 issued to the private agent have been accounted as additional paid in capital.

As of June 30, 2006, the liability for the warrants was “marked to market” and the difference of $183,554 has been accounted for as an increase to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of June 30, 2006.

Obligations	Total	Less than 1 year	1-3 years
Long-term debt	$2,584,004	$762,500	$1,821,504
Operating leases	108,000	56,000	52,000

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
June 30, 2006

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In March 2004, Chembio Diagnostic Systems, Inc. (the Company's former contract manufacturer) commenced an action in Federal Court, Eastern District of New York, seeking a declaration that the Company's US Patent No. 5,935,864 was invalid and that Chembio did not infringe the Company’s Patent. The Company had filed counterclaims for patent infringement seeking an injunction and damages. Some initial discovery took place, and the remainder of discovery had been stayed pending the Court's ruling interpreting the patent claims.

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

Item 2. CHANGES IN SECURITIES

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. The warrants have a term of 5 years and an initial exercise price of $1.00 per share, subject to adjustment.

The Convertible Preferred Stock is convertible to shares of common stock at a conversion price of $0.50 per share, subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock , the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company’s common stock.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
June 30, 2006

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the condensed balance sheets. As the proceeds from the issuance of preferred shares of $2,150,000 are less than the combined fair value of the warrants and the conversion option, the difference of $3,644,248 has been charged to interest expense on derivative instruments, a non-operating expense, in the condensed statements of operations.

As of June 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $786,660 and $1,375,978 have been accounted for as an increase to the interest expense on derivative instruments initially recognized in the condensed statement of operations. The liability for the value of the conversion option and warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.
 In connection with the June 8, 2006 private placement and pursuant to the advisory agreement between Chardan and the Company, the Company paid Chardan a placement fee of (i) $181,000 in cash and (ii) consultant warrants to purchase a total of 470,313 shares of the Company’s common stock exercisable for ten years, consisting of 268,750 shares at an exercise price of $0.50 per share and 201,563 shares at an exercise price of $1.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Accordingly, six month periods ended June 30, 2006, the Company recognized this beneficial conversion feature by charging an interest expense of $983,842. The Company had sold an aggregate of $1,510,000 of these convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures with interest. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

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

/s/ Leo Ehrlich
Leo Ehrlich Chief Financial Officer (principal financial officer