Form 10QSB/A
period 2006-09-30
StatSure Diagnostic Systems, Inc.
filed 2007-03-09
CIK 885534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB/A
Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1549305
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

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

Explanatory Note

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 23, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10QSB for the period ending September 30, 2006.

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of StatSure Diagnostic Systems, Inc. Formerly Saliva Diagnostic Systems Inc. (the Company) for the three and nine month period ended September 30, 2006 is being filed to restate the Company's Balance Sheet (Unaudited) included in the quarterly report on Form 10-QSB.

The restatement as described more fully in Note 4, is being made to adjust the beginning retained earnings account for the cumulative effect of warrants issued for services rendered to the Company which was previously discounted in 2005.

This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the three and nine month periods ended September 30, 2006. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

See Note 4 to the Financial Statements regarding the restatement adjustments.

SALIVA DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB
INDEX

		PAGE
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets - September 30, 2006 (unaudited) and December 31, 2005	4

	Statements of Operations - Three Months and Nine Months Ended
	September 30, 2006 and 2005 (unaudited)	5

	Statements of Cash Flows- Nine Months Ended
	September 30, 2006 and 2005 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	20

Item 3.	Controls and Procedures	30

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

Certifications		36

 PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2006 (Unaudited) (restated)	December 31, 2005 (restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$260,865	$76,321
Accounts receivable, net of allowance for doubtful accounts of $107,477 for both 2006 and 2005	129,404	69,741
Inventories	75,571	56,150
Prepaids	—	11,669

Total current assets	465,840	213,881

Property and equipment, net of accumulated depreciation of $576,387 (2006) and $558,075 (2005)	78,317	95,308
Equipment under construction	664,401	664,401
Patents and trademarks, net of accumulated amortization of $145,111 (2006) and $125,876 (2005)	104,845	73,223
Deferred costs, less accumulated amortization of $430,369 (2006) and $260,739 (2005)	41,631	211,261
Deposits	14,350	13,500

TOTAL ASSETS	$1,369,384	$1,271,574

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders	$240,000	$172,055
Debentures payable-net of discount	34,287	126,597
Accounts payable	55,514	82,080
Customer advances	31,792	2,000
Accrued expenses	207,272	370,164
Accrued payroll expense to officers	130,799	234,750
Payroll and payroll taxes payable	21,625	102,441
Dividends payable in stock to preferred shareholders	53,750	—

Total current liabilities	775,039	1,090,087

LONG-TERM LIABILITIES
Note payable - shareholder	1,354,146	1,932,099
Deferred rent payable	10,129	6,190
Derivative instruments	7,238,442	—

TOTAL LIABILITIES	9,377,756	3,028,376

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, 2,150 issued and outstanding	2	—

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 36,792,510 (2006) and 31,769,491 (2005)	36,793	31,769
Additional paid-in capital	45,987,683	44,545,318
Less: deferred compensation	-	(2,927)
Accumulated deficit	(54,032,850)	(46,330,962)

TOTAL SHAREHOLDERS’ DEFICIT	(8,008,374)	(1,756,802)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,369,384	$1,271,574

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
REVENUES:
Product Sales	$225,411	$204,846	$669,477	$645,853
Royalty Income	-	-	-	546

	225,411	204,846	669,477	646,399
COST OF PRODUCTS SOLD	80,430	75,500	226,527	226,240

Gross profit	144,981	129,346	442,950	420,159

OPERATING EXPENSES:
Research and development	6,273	102,449	148,888	264,005
Selling, general and administrative	523,350	227,300	1,809,007	1,844,124

	529,623	329,749	1,957,895	2,108,129

Loss from operations	(384,642)	(200,403)	(1,514,945)	(1,687,970)

OTHER INCOME (EXPENSES):

Interest expense-net	(110,578)	(92,559)	(256,420)	(260.816)
Interest expense on beneficial conversion feature	(36,347)	(36,309)	(1,020,189)	(121,449)
Financing costs	(21,300)	(21,300)	(3,708,146)	(63,899)
Derivative income (expense)	1,547,877	-	(798,315)	-
Debt conversion expense	-	-	(403,872)	-

Total other income (expenses):	1,379,652	(150,168)	(6,186,942)	(446,164)

Net income (loss)	995,010	(350,571)	(7,701,887)	(2,134,134)

Dividends- Preferred stock series 2006 A	53,750	-	53,750	-

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$941,260	$(350,571)	$(7,755,637)	$(2,134,134)

BASIC AND DILUTED INCOME(LOSS) PER SHARE	$0.03	$(0.01)	$(0.22)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	36,783,334	31,720,578	34,518,741	31,335,938

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
OPERATING ACTIVITIES:
Net loss	$(7,701,887)	$(2,134,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,547	38,252
Bad debt expense	—	51,982
Amortization of deferred costs	169,630	88,144
Warrants issued for recruiting services	—	399,622
Stock issued for consulting services	250,775	—
Options granted to employees	499,329	533,551
Options granted to non-employee	34,863	—
Beneficial conversion feature of convertible debentures	1,020,189	121,449
Financing costs on derivative instruments	3,644,248	—
Mark-to-market loss on derivative instruments	798,315	—
Induced conversion expense on debentures	403,872	—
Changes in assets and liabilities:
Accounts receivable	(59,664)	75,944
Inventories	(19,421)	31,714
Prepaids	(850)	(12,700)
Deposits	11,669	—
Accounts payable, accrued payroll expense to officers and accrued expenses	20,397	70,976

Net cash used in operating activities	(890,988)	(735,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,321)	(122,729)
Acquisitions of patents and trademarks	(50,857)	(1,600)
Deferred finance cost	—	(160,000)

Net cash used in investing activities	(52,178)	(284,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	(26,953)
Proceeds from shareholder loans	634,722	30,000
Proceeds from issuance of debentures	—	1,510,000
Repayments of debentures	(112,500)	—
Repayment of shareholder loans	(1,381,012)	(623,287)
Proceeds from issuance of common stock	17,500	2,000
Gross proceeds from issuance of Series 2006-A preferred shares	2,150,000	—
Payment for financing cost	(181,000)	—

Net cash provided by financing activities	1,127,710	891,760

NET INCREASE IN CASH AND CASH EQUIVALENTS	184,544	(127,769)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,321	148,630

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,865	$20,861

Cash paid during the period for:
Interest	$35,250	$—
Income taxes	$1,739	$830
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
During the nine month periods ended September 30, 2006 and 2005, the previous year’s balance of accrued interest of $251,282 and $228,773, respectively, for a shareholder’s loan was added to the loan balance as principal.	$251,282	$228,773
During the nine month period ended September 30, 2005, 1,000,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $10,000 was offset to a note payable to this shareholder.	$—	$10,000
Conversion of debenture and interest payable into common stock	$1,109,608	$60,000
During the nine month period ended September 30, 2006, 470,312 warrants were issued to a placement agent and were recorded as Additional paid in capital and Warrant liability	$645,881	$—
Discount related to beneficial conversion feature of convertible debt	$—	$1,510,000
Dividends on preferred stock payable in shares	$53,750	$—
During the nine month period ended September 30, 2005, 1,100,000 options were issued to employees as compensation	$—	$668,300
During the nine month period ended September 30, 2006, 1,500,000 shares of common stock were issued for a warrant conversion at $.01 per share. Payment due of $15,000 was offset to a note payable to this stockholder.	$15,000	$—

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

On January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc. Since March 22, 2006, the shares of the Company have traded under the StatSure name, with the symbol SSUR. Coinciding with the corporate name change, the Company changed the name of its Hema-Strip HIV test to StatSure™ HIV.

On September 29, 2006, SSUR.OB announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care (POC) HIV test with Inverness (a leading marketing and distribution organization for many POC products). In a two-way deal with Chembio, StatSure settled their multi-year patent litigation with StatSure granting Chembio an exclusive manufacturing license for its recently FDA cleared HIV barrel product. This product will be marketed under the IMA brand. An additional 2- way agreement with CEMI.OB, a “Joint HIV Barrel Commercialization Agreement” was finalized that establishes a long- term strategic “partnership”, wherein both companies equally split their margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

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

In the course of a routine SEC review of the Company’s periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to a possible incorrect application of certain accounting principles. On October 12, 2006, the Audit Committee of the Company's Board of Directors concluded based upon the recommendation of the Company's management and independent auditors, that the Company will restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31 and June 30, 2006. The Company filed an 8-K on October 13, 2006 stating that its previously issued financial statements for these periods should therefore no longer be relied upon.

The need to restate the Company's financial statements arises from the incorrect application of generally accepted accounting principles related to two non-cash transactions, the beneficial conversion feature on the issuance of the convertible debt by the Company, and revised calculations of the Employee Stock Options pursuant to FIN 28: Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions Number 15 and 25 (FASB Interpretations). The restatement is not expected to have any impact on the Company's statements of cash flows. Once the Company’s review and restatement of the financial statements for these periods is complete, the Company will file amendments to these reports with the Securities and Exchange Commission as soon as practicable.

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

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Significant operating losses - accumulated deficit:
Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than revenues derived from private label and OEM sales of the Company’s oral fluid collection devices, the Company has not yet commenced any significant product commercialization. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $53,913,228 at September 30, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. Substantial additional financing will be required in future periods.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

Recent Accounting Pronouncements:

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

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

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”):

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

4. Restatement

Subsequent to the filing of form 10-QSB for the three month and nine month periods ended September 30, 2006, the Company revalued warrants issued during 2005 as payment for services rendered for which the Company had used a 30% discount for various restrictions. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the year ended December 31, 2005. The effect of this prior year restatement was to adjust beginning retained earnings and additional paid-in capital of $119,622.

The Balance Sheet as of September 30, 2006 is now being restated in this Form 10QSB/A filing to give effect to the correction of this error. The table below details the items affected by the restatement:

	BALANCE SHEET September 30, 2006
	As reported	As restated

SHAREHOLDERS’ DEFICIT:
Additional paid in capital	45,868,061	45,987,683
Accumulated deficit	(53,913,228)	(54,032,850)

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

5. Diluted earning (loss) Per Common Share

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
		As restated		As restated
Numerator:
Net income (loss) to common shareholders	$941,260	$(350,571)	$(7,755,637)	$(2,134,134)
(Deduct)/Add:
Mark-to-market gain (loss)-derivative liability	(1,547,877)	-	798,315	-
Interest on convertible debt	6,982	-	27,121	-
Dividends on preferred stock payable in shares	53,750	-	53,750	-
Net loss to common shareholders and assumed conversion	$(545,885)	$(350,571)	$(6,876,451)	$(2,134,134)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	36,783,334	31,720,578	34,518,741	31,335,938
Effect of dilutive items:
Stock options	-	-	-	-
Convertible securities	-	-	-	-
Shares used for diluted income (loss) per share	36,783,334	31,720,578	34,518,741	31,335,938
Income (loss) per share:
Basic and diluted:	$0.03	$(0.01)	$(0.22)	$(0.06)

The numerator has been adjusted for the change in fair value of derivative liability related to the convertible notes and warrants. The diluted income(loss) per share for the three and nine months ended September 30, 2006 excludes from the calculation 3,847,188 shares issuable upon the exercise of stock options and warrants, 4,871,594 shares issuable upon the conversion of convertible securities and 55,850 shares issuable on payment of dividend on preferred shares. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the change in fair value of derivative income effect during these periods. The calculation for the three and nine months ended September 30, 2005 excludes 4,463,000 shares issuable upon exercise of stock options and warrants and 1,450,000 shares issuable upon conversion of convertible securities due to net loss for these periods. For all periods presented diluted income (loss) per share is the same as basic income(loss) per share.

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

The following table represents total product sales revenue by geographic area:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
United States	$58,604	$600	$135,018	$152,098
United Kingdom	117,290	147,373	462,428	376,777
Africa	38,500	12,932	39,088	61,670
Other	11,017	43,941	32,943	55,308

	$225,411	$204,846	$669,477	$645,853

7. Accounts Receivable

In 2005, the Company recorded a 100% allowance of $102,477 against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and at this time are uncertain if this will result in the collection of this outstanding account.

8. Equipment Under Construction

In 2004, the Company entered into agreements with vendors to have custom assembly machinery built to assemble the Company’s Statsure HIV test. We purchased this equipment to produce production quantities of our “barrel” technology based products in an automated and cost effective manner and had expected to need it initially to satisfy the market demand of our first major barrel product—the StatSure™ HIV test upon FDA approval. On September 29, 2006 the Company settled patent infringement litigation with Chembio Diagnostic Systems, Inc., for which Chembio had obtained FDA approval. Under the terms of the settlement, the HIV Barrel product will be manufactured by Chembio. The Company is exploring alternate uses of this equipment. The equipment will be depreciated commencing in the Fourth Quarter 2006.

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

11. Shareholders’ Equity Transactions

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

As of September 30, 2006, monthly installments totaling 175,000 shares had been earned. The Company has accounted for this issuance as per provisions FAS 123R and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”). Expense of $75,425 and $250,775 has been recorded in the three and nine months ended September 30, 2006, respectively, in the statements of operations.

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

As of September 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

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

As of September 30, 2006, the liability for the agent warrants was “marked to market” and the difference of $181,694 has been accounted for as a decrease to the derivative expense in the condensed statement of operations. The liability for the value of the warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

	Three Month Period Ended September 30, 2005 (Pro forma Restated)	Nine Month Period Ended September 30, 2005 (Pro forma Restated)
Net loss as restated	$(350,571)	$(2,134,134)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects (restated)	(19,758)	533,551
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(253,938)	(1,021,991)
Pro forma net loss restated	$(624,267)	$(2,622,574)

Basic and diluted net loss per share:
As restated	$(0.01)	$(0.07)
Pro forma Restated	(0.02)	(0.08)

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

The following table represents our stock options granted, exercised, and forfeited during the nine month period ended September 30, 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2006	1,151,000	$1.65
Granted	100,000	1.00
Exercised	—	—
Forfeited/expired	(51,000)	19.23
Outstanding at September 30, 2006	1,200,000	$0.85	8.68	$312,000
Exercisable at September 30, 2006	525,000	$0.66	8.73	$237,750

As of September 30, 2006, there was $251,043 of unrecognized compensation cost related to non-vested awards granted under the option plans, which is expected to be recognized over a weighted-average period of less than 1 year.

13. Contingencies

Legal Matters:

On September 29, 2006, the Company and Chembio Diagnostic Systems, Inc. (“Chembio) entered into a Settlement Agreement pursuant to which all matters in their litigation regarding the Company’s’ barrel patent and other matters were settled. In addition the parties entered into the Joint HIV Barrel Product Commercialization Agreement, which provides that the parties will equally share in the profits relating to all HIV Barrel Products including Chembio’s SURE CHECK® HIV 1/2 after reimbursement to Chembio of its manufacturing and related costs, as defined, and that they will act jointly in the HIV barrel field. The settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license to Chembio of its barrel patent for all HIV applications.

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

14. Subsequent Events

In October 2006, 170 shares of the Company’s 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company’s common stock.

In October 2006, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company’s common stock.

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, purusant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

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

On September 29, 2006, SSUR.OB announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care (POC) HIV test with Inverness (a leading marketing and distribution organization for many POC products). In a two-way deal with Chembio, StatSure settled their multi-year patent litigation with StatSure granting Chembio an exclusive manufacturing license for its recently FDA cleared HIV Barrel Product. This product will be marketed under the IMA brand. An additional 2- way agreement with CEMI.OB, a “Joint HIV Barrel Commercialization Agreement” was finalized that establishes a long- term strategic “partnership”, wherein both companies equally split their margin dollars of the HIV Barrel Products once the actual cost of manufacturing is reimbursed.

Some terms of the agreement are:

•
Inverness will market the “Barrel” HIV test under Inverness brands globally [subject only to certain existing international agreements that the Company and StatSure may keep in place for up to one year];

•
Inverness will be the exclusive distributor/marketor of the “Barrel” HIV test under the agreement as well as any new HIV products in the “barrel field” that are developed, and may not compete with any products in this field worldwide as defined;

•
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

STATSURE DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2006

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

We continue to distribute our StatSure™ HIV test (on a very limited basis) and Saliva Sampler® oral fluid collection product through our current distribution networks. We believe growth of revenues from our Saliva Sampler®oral fluid collectors could result from our two major customers who have both indicated a positive outlook for 2006. In addition, the company is beginning to explore new commercial applications of these collectors.

The Company has discontinued selling its FDA approved Stat-Simple™ H. pylori test since 2000 but may elect to resume sales if market conditions so warrant.

On On June 8, 2006, the Company completed a 2006 Series A Convertible Preferred Stock Offering for $2,150,000.

In the course of a routine SEC review of the Company’s periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to a possible incorrect application of certain accounting principles. On October 12, 2006, the Audit Committee of the Company's Board of Directors concluded based upon the recommendation of the Company's management and independent auditors, that the Company will restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31 and June 30, 2006. The Company filed an 8-K on October 13, 2006 stating inform that its previously issued financial statements for these periods should therefore no longer be relied upon.

The need to restate the Company's financial statements arises from the incorrect application of generally accepted accounting principles related to two non-cash transactions, the beneficial conversion feature on the issuance of the convertible debt by the Company, and revised calculations of the Employee Stock Options pursuant to FIN 28: Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, an Interpretation of APB Opinions Number 15 and 25 (FASB Interpretations). The restatement is not expected to have any impact on the Company's statements of cash flows. The Company has filed its response to the SEC and it is estimated that the Company will file an amended Form 10-KSB and Forms 10-QSB for the relevant periods with the SEC as soon as the SEC’s comments are resolved. In this Form 10-QSB, the Company has restated the prior comparative periods for the three and nine months ended September 30, 2005 for the above stated incorrect application of accounting principles. For more information on the restatement, see “Restatement of 2005 periods” below.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2006

RESTATEMENT

Subsequent to the filing of form 10-QSB for the three month and nine month periods ended September 30, 2006, the Company revalued warrants issued during 2005 as payment for services rendered for which the Company had used a 30% discount for various restrictions. This revaluation increased related expense to $399,622 from $280,000. The Company accounts for warrants granted to its non-employee consultants using the fair value cost in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees”. The fair value of warrants granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 200.4%, risk-free interest rate of 3.71% and expected life of 4.93 years for the year ended December 31, 2005.

The Balance Sheet as of September 30, 2006 is now being restated in this Form 10QSB/A filing to give effect to the correction of this error. The table below details the items affected by the restatement:

	BALANCE SHEET September 30, 2006
	As reported	As restated

SHAREHOLDERS’ DEFICIT:
Additional paid in capital	45,868,061	45,987,683
Accumulated deficit	(53,913,228)	(54,032,850)

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

Research and development expenses: Research and development expenses decreased to $6,273 in the third quarter of 2006 from $102,449 in the third quarter of 2005 and decreased to $148,888 in the first nine months of 2006 from $264,005 in the first nine months of 2005. The decrease is due to fewer consulting expenses incurred with our HIV test. R&D costs are expected to decrease from previous year’s levels as the Company will no longer be applying for FDA PMA approval for its “barrel” format HIV test, due to an agreement signed with Inverness Medical and Chembio Diagnostics.

Selling, general and administrative expenses: Selling, general and administrative expenses increased 130% to $523,350 in the third quarter of 2006 from $227,302 in the third quarter of 2005 and increased 5% to $1,809,007 in the first nine months of 2006 from $1,724,504 in the first nine months of 2005. This increase is due to significantly greater expenses for consulting, professional fees, amortization expense, and payroll. Of these amounts stock based compensation and employment recruiting expenses- non cash, decreased 35% to $266,939 from $408,994 in the third quarter of 2006, versus the third quarter of 2005 and decreased 1% to $808,209 from $813,553 in the first nine months of 2006 versus the same period in 2005. The amount for the third quarter of 2005 has been restated from $92,586 to $(19,756) to account for variable options granted to an employee in accordance with FIN 28. The stock based compensation for third quarter of 2006 comprises amortization charges for employee and director options accounted under FAS 123(R) of $168,272 and for non-employee options of $11,621 accounted under FAS 123 (R) and EITF 96-18.

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

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$260,865	$76,321
Working capital (deficit)	(309,199)	(876,207)

Net cash used in operating activities in the first nine months of 2006 was $890,988. Net cash used in the first nine months of 2005 was $735,200. In 2006, the increase in cash used by operations was primarily due to the increase of the net loss of $7,701,887 (2006) and $2,014,514 (2005). The following expenses showed significant changes between the first nine months of 2006 when compared to the first nine months of 2005:

•	Legal and accounting costs (increased in 2006)

•	Non-cash expenses recorded for beneficial conversion features of convertible debt, and stock and warrant issuance costs(increased in 2006)

•	Non-cash financing costs incurred in the issuance of the Series 2006-A Convertible Preferred Stock (increased in 2006)

•	Non-cash induced conversion expense (increased in 2006)

•	Consulting expenses (increased in 2006)

•	Insurance (increased in 2006)

•	Recruiting expense (decreased in 2006)

•	Director fees (increased in 2006)

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2006

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

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of September 30, 2006, monthly installments totaling 175,000 shares had been earned. The Company has accounted for this issuance as per provisions FAS 123R and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees” (“EITF 96-18”). Expense of $75,425 and $250,775 has been recorded in the three and nine months ended September 30, 2006, respectively, in the statements of operations.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
SEPTEMBER 30, 2006

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

As of September 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

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

As of September 30, 2006, the liability for the agent warrants was “marked to market” and the decrease of $181,694 for the three and nine months ended September 30, 2006, has been accounted for as derivative income in the condensed statement of operations. The liability for the value of the warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

The following table lists the future payments required on debt and any other contractual obligations of the Company as of September 30, 2006.

Obligations	Total	Less than 1 year	1-3 years
Long-term debt	$1,931,646	$577,500	$1,354,146
Operating leases	83,000	61,000	22,000

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

SUBSEQUENT EVENT

In October 2006, 170 shares of the Company’s 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company’s common stock.

In October 2006, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company’s common stock.

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, purusant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

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

As of September 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $815,330 and $550,852 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.

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

As of September 30, 2006, the liability for the agent warrants was “marked to market” and the difference of $181,694 has been accounted for as a decrease to the interest expense in the condensed statement of operations. The liability for the value of the warrants will be “marked to market”in future accounting periods until such time as they are exercised or they meet the criteria for equity classification.

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

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

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

(1)	Incorporated by reference to the Registrant’s registration statement on Form SB-2 filed with the Commission on August 04, 2006.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 06, 2006

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