Form 10KSB
period 2006-12-31
StatSure Diagnostic Systems, Inc.
filed 2007-04-16
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer's revenues for its most recent fiscal year were $899,594.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2007 was $6,425,958 computed by reference to the last traded sale price as reported on the Over The Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 31, 2007 was 37,294,219 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-KSB INDEX

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

STATSURE DIAGNOSTIC SYSTEMS, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure (TM) Diagnostic Systems, Inc.

StatSure Diagnostic Systems, Inc., (SDS), a Delaware corporation (the “Company” or “StatSure”), is primarily engaged in commercializing two product platforms: first, the development, manufacturing and marketing of oral-fluid collection devices to provide physiologic samples to screen for the presence of drugs-of-abuse or infectious diseases; second, the development of point-of-care (POC), rapid, immunoassays for use in the detection of infectious diseases. These immunoassays incorporate SDS’ patented “barrel” technology, designed to provide speed, safety and convenience which are considered critical factors in point-of-care markets. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid sample (“volume adequacy indicator”).

The Company's principal executive offices are located at 1 Clarks Hill Rd. Framingham, MA. 01702.

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB) (“Chembio”), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture their recently FDA approved HIV barrel product for Inverness Medical Innovations (“IMA” or “Inverness”). This product will be marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

The Company and Chembio also entered into a Settlement Agreement pursuant to which all matters in their litigation regarding StatSure’s barrel patent and other matters were settled. As previously stated, under the terms of this agreement, the parties will equally share in the profits relating to CLEARVIEW COMPLETE HIV1/2 (the IMA brand-name for the HIV barrel-based) product after reimbursement of the manufacturing and related costs, as defined, and the parties will act jointly in the HIV barrel field. The Settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license from StatSure to Chembio of its barrel patent for all HIV applications, thereby ensuring their exclusive right to manufacture, as well as Inverness’ right to market and distribute though the marketing license that StatSure granted Inverness under the three way agreement.

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

On June 8, 2006, StatSure completed a private placement of $2,150,000 in Preferred Stock with 10 institutional and accredited investors pursuant to a 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000.

In the course of a routine SEC review of the Company’s periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to possible incorrect applications of certain accounting principles. In October 2006, the Audit Committee of the Company's Board of Directors, upon the recommendation of the Company's management and independent auditors, concluded that the Company should restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31, June 30, and September 30, 2006. In March and April 2007, the Company released its restated financial statements.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,766,026 at December 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. Since March 22, 2006, the Company’s shares have been trading with the new symbol SSUR.

(See Item 5 - Market for Common Equity and Related Stockholder Matters.)

PRODUCTS

The Company’s current products fall into two categories, rapid point-of-care immunoassays and oral fluid collection devices.

1.  Rapid Point-Of-Care (POC) Immunoassays:

The Company has developed several rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including a test for HIV. The Company’s rapid tests are intended to be easy to run and quick to read; they require two simple steps to perform. The test produces a visual result in fifteen to twenty (15-20) minutes or less and may be used without special equipment, refrigeration-storage, or expert-training.

The StatSure(TM) branded barrel format is a disposable, single-use test-kit that collects, processes, and analyzes whole-blood, plasma, or serum with approximately 2.5 microliters of sample. Sample collection requires only a few seconds, typically from a “finger-stick” using a lancet. When utilizing this product with whole-blood, a filter traps red blood cells from the-whole blood sample permitting the migration of serum to flow onto the strip, thereby negating the need for the user to centrifuge a specimen to separate serum from the whole blood sample. This “barrel” technology utilizes a patented capillary flow technology for acquiring the sample into an integrated testing device: the barrel. Next a buffer solution is introduced. The resulting mixture of sample and buffer migrate along the test strip by capillary action, reconstituting a dye conjugate. As part of its internal control system, a single red control-line will appear at a designated point on the upper portion of the test-strip if the test has been performed properly and if all reagents are functionally active. When antibodies specific to the target disease are present in the sample, the conjugate binds with those antibodies to a pre-applied antigen to form a second red line (positive) at a designated point on the lower portion of the strip. In the absence of specific antibodies, a second line does not appear. However, in the presence of the specific targeted antibodies, a second line does appear and the result is considered positive and will typically be re-tested for confirmation following approved diagnostic protocols specific for the disease and the place of testing. Results are available at the point-of-care (POC) which may include, but are not limited to: satellite labs and patient treatment areas within a hospital (e.g. E.R.), clinics, centralized public health laboratories as well as mobile and neighborhood labs, the military, insurance companies, doctors’ offices and other similar sites where the benefits of easy-to-perform, rapid testing results are clinically meaningful.

2.  Oral Fluid Collection Devices

The Company is currently marketing its oral-fluid collection devices with the trade names Omni-SAL(TM) and Saliva-Sampler(TM), in the U.S., in the United Kingdom and in certain other international markets. The Company markets its saliva medical specimen collector in the United Kingdom as Omni-SAL(TM) and as Saliva-Sampler(TM) in the U.S. (See "--Marketing, Sales and Distribution.") This oral-fluid collection-device product-line is patented; it is currently being sold by our customers to use with certain laboratory assays primarily to detect the presence of drugs-of-abuse. It has also been used to detect cigarette smoking and, in research, to collect saliva samples for studies of HIV and other infectious diseases.

RESEARCH, PRODUCT AND CLINICAL DEVELOPMENT

The Company's rapid testing platform is designed to be versatile, particularly in the research and development phase of bringing out new products. By adapting these patented platforms to add new analytes, the Company hopes to broaden the product-line in a cost-effective manner. However, the total cost of developing a menu of StatSure(TM) products often may include incremental licensing fees and clinical testing, and will always require product documentation, a quality program, and product launch expenses. The Company has conducted preliminary research that indicates its patented rapid whole-blood test format can be applied to screen for a broad spectrum of pathogens in addition to HIV such as H. pylori, TB, Syphilis, HPV, Viral Hepatitis, and certain other sexually transmitted diseases.

The Company has recently shifted its development programs to developing additional specimen collection platforms to be used in point of care testing. In February 2007, we filed a patent application for an integrated, oral-fluid collection and testing device. In addition to oral-fluid, the patent covers collection of other physiologic fluids including whole blood and serum samples. The device incorporates our patented "sample volume adequacy indicator" control system, which is an internal quality control mechanism incorporated into the Company's existing line of oral fluid collection devices. Internal testing by us has demonstrated encouraging results relating to cost, performance and reliability.

In 2006 and 2005, the majority of research and development activities focused on the clinical trials of the StatSure(TM) HIV rapid test. The Company expended $181,181 and $319,050 in research and development costs, respectively, in fiscal years 2006 and 2005. (See ITEM 7, Managements Discussion, Research and Development)

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company's products are subject to all the risks inherent in the introduction of new diagnostic products. The Company may not have sufficient funds to design and develop new products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake or complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

Marketing, Sales and Distribution: Oral-Collection Device

The Company is currently marketing its oral fluid collection devices in the U.S. and in certain countries around the globe. The oral fluid collection devices are sold into workplace-testing, forensic toxicology, criminal justice, and drug rehabilitation markets, primarily through several manufacturers of drugs-of-abuse diagnostic kits who incorporate our collection device as part of their kits. SDS has entered into an exclusive agreement with privately-held Immunalysis Corporation (Pomona, California) for the distribution of Saliva-Sampler(TM) collection devices for lab based drugs-of-abuse testing in the United States and Canada.

Marketing, Sales and Distribution: Point-of-Care Immunoassays

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (AIDS). As part of a three-way alliance with Inverness and Chembio , StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture their recently FDA approved HIV barrel product for Inverness . This product will be marketed under the IMA brand, CLEARVIEW COMPLETE HIV1/2, and the parties (StatSure and Chembio) will equally share in the profits relating to sales of the HIV barrel product after reimbursement of the manufacturing and related costs. Under the two-way agreement (“Joint HIV Barrel Commercialization Agreement”) a long- term strategic “partnership” was established and the parties will act jointly in the HIV barrel field.

Terms of the agreement include:

•
Inverness will market the “Barrel” HIV test under Inverness brands globally [subject only to certain existing international agreements that the Company and StatSure may keep in place for up to one year];

•
Inverness will be the exclusive distributor/marketer of the “Barrel” HIV test under the agreement as well as any new HIV products in the “barrel field” that are developed, and may not compete with any products in this field worldwide as defined;

•
The Company granted Inverness exclusive marketing and distribution rights to their intellectual property in the HIV barrel field; and Inverness also granted the Company a license to its lateral flow technology for an HIV cassette product as well as for certain other products.

Prior to the Three Way Agreement signed in September of 2006, at which time Inverness became the exclusive, worldwide distributor of the licensed barrel HIV product, StatSure did not market its HIV barrel test in the US. However, in those international markets where the Company’s products met the necessary regulatory requirements, the Company directed its marketing and distribution efforts by establishing a network of distributors who had contractually agreed to meet certain quality and commercial requirements, including annual minimum guaranteed quantities of the barrel product. These distributors did not meet the contractual requirements of their contracts.

In 2006, the Company's revenues were primarily generated from sales of its saliva collection devices. For the year ended December 31, 2006, sales to two customers accounted for 88% of the Company's total product sales. Sales to these customers were approximately $592,000 and $131,000. The Company is continuing to seek new markets and sales opportunities for its products.

MANUFACTURING AND SUPPLY

The Company contracts all its product manufacturing with third parties. Nonetheless, all the proprietary technology, molds, custom built machinery, and documentation are the property of the Company. The Company has invested in the design, process documentation, scale- up, and automated assembly and production machinery to allow it to manufacture its products consistently, efficiently, and economically, to compete on a global scale. There can be no assurance that these contractors will continue to meet the Company's or FDA requirements or will manufacture the Company's products on acceptable terms.

Our products are medical devices that are, for the most part, made and sold into regulated markets. As such, manufacturers located in the U.S. or manufacturing products to be sold in the U.S. must comply with the FDA's good manufacturing practices regulations ("GMP") and pass pre-approval and periodic GMP inspections by the FDA. The Company has been advised by its assembly contractors and injection molders that they are in compliance with GMP and other FDA regulations. There can be no assurance that these companies will continue to comply with GMP, that the Company will locate other manufacturers that comply with GMP, or that the Company will secure agreements with such manufacturers on acceptable terms.

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

GOVERNMENTAL REGULATION

In the U.S., under the Federal Food, Drug, and Cosmetics Act (the "FDC Act"), the FDA regulates all aspects, including manufacturing, testing, and marketing, of medical devices that are made or distributed in or from the U.S. The FDA as Class I, Class II, or Class III devices categorizes all medical devices. Class I devices are subject only to general control provisions of the FDC Act, such as purity, labeling and GMP. Class II devices are required to also ensure reasonable safety and efficacy through performance standards and other controls. Class III devices must, in addition to fulfilling all other provisions of the FDC Act, meet extensive and rigorous FDA standards that may require clinical trials.

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

Diagnostic devices that require human clinical trials due to the potential clinical risk were they to be incorrectly used or interpreted, must obtain an Investigational Device Exemption ("IDE") from the FDA prior to the commencement of such human clinical trials. An application for an IDE must be supported by any clinical data (including any results of human testing obtained through "Research Use Only" use of a device for which FDA approval is not required), and the proscribed preclinical data and a broad spectrum of other data that compile the submission necessary to gain an IDE. Upon approval and award of the IDE, human clinical trials may begin

Two of the Company's products, Saliva-Sampler (R) and H. Pylori Stat-Simple(TM) (a product presently discontinued by the Company), have received FDA clearance through the 510(k) process for domestic distribution for in vitro diagnostic use in humans. The FDA clearance is subject to certain standard limitations, including persons who may be tested, persons who may administer the test and how the test results may be interpreted. Both of these products have been classified as Class II devices. The Company has discontinued selling H. Pylori products but may elect to resume sales if market conditions so warrant.

CLIA WAIVER

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) law prohibit laboratories from performing in vitro-diagnostic tests aimed at the diagnosis, prognosis, treatment or prevention of a disease or human condition, unless the laboratory has been certified by the US Department of Health and Human Services specifically regarding for use the procedure in question. Point-of-care tests are often designed in a manner that would allow them to be waived from the CLIA requirements. If a product receives a CLIA waiver from the FDA, the available market for its use may be significantly expanded. Tests may be waived from this regulatory oversight if they meet certain requirements established by the statute. CLIA waiver permits use of the test and system by non-professional staff in settings with reduced regulatory constraints, acknowledging that waived tests have demonstrated a degree of ease-of-use, accuracy, and overall performance in these settings where certain quality control and other similar requirements may not be in place.

Inverness/Chembio is in the process of filing for a waiver of CLIA for the licensed barrel HIV product, which if received, will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). If it is not obtained, marketing and sales of the product will be restricted to those laboratory settings, which will seriously restrict the revenues derived from the product. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received.

International Regulation and Distribution:

The Company’s products are subject to similar regulatory agencies policies, procedures and regulations regarding human clinical testing, manufacturing and marketing of medical devices. The Company plans, over time, to sell or distribute its products on a global basis and to file, or have filed on its behalf, the necessary documentation, and clinical trials data that meet regulatory requirements that will, once met, allow its products to me marketed. Regulatory approval specifications for medical devices vary from country to country. Some countries may not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. Also, registrations in certain countries are often issued in the name of distributors. As the Company is in the process of changing distributors, it may need to obtain new registrations in many of the markets in which it had previously been permitted to sell. The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same procedures and risks as obtaining FDA approval. There can be no assurance that any of the Company’s products not yet approved will receive regulatory approval in any country, or that the Company will have the resources to seek regulatory approval for any of its products in any country. The International Organization for Standardization (“ISO”) is a global federation of national standards representing more than 100 countries; and ISO certification, for example, is a pre-requisite to obtaining a CE mark (the European Union requirement to permit selling of medical devices).

COMPETITION:

Overall: The in-vitro-diagnostics is a multi-billion dollar industry. It is extremely competitive and includes some of the world’s largest multinational corporations such as Johnson & Johnson; General Electric; Roche; and Siemens. Many of our competitors are substantially larger than we are, and have far greater research, financial, manufacturing, distribution, legal and marketing resources than we do.

ORAL-FLUID COLLECTION DEVICES-- There are two levels of competition for sample collection devices for drug of abuse testing. In the first level, the Company's saliva collection device competes with other saliva collection products. The second level recognizes that the majority of the market for drugs-of-abuse testing (currently, the primary application for which the Company’s oral-collection devices are used) and other tests utilize urine collection products to obtain the physiologic sample. The market for replacing urine with saliva collection devices is emerging. The shift towards saliva is due to its convenience, ability to directly trace the authenticity of the specimen, less "invasiveness", increased speed to obtain quality sample, and overall cost-effectiveness. The oral fluid collection and diagnostic testing market is highly competitive and is expected to increase.

The primary direct competitor to our saliva collection device is Orasure Technologies, Inc., which sells FDA-approved oral fluid-based laboratory tests for drugs of abuse and HIV testing. There are several other collectors on the market from Sarstedt (Salivette), Malvern Medical, and International Diagnostic Systems (Ultrasal II),

RAPID IMMUNOASSAY-- Lateral flow tests, also known as immunochromatographic strip (ICS) tests, offer benefits in the diagnostic process that point towards a growth market. These tests are designed to reduce the time spent waiting for test results from hours to minutes, require less training for operators, and reduce the cost of both device development and manufacturing. Rapid point of care testing devices are expected to play an increasingly important role in the decentralization of medicine, where testing is moving away from hospital-based central testing laboratories to point-of care (POC) locations inside and outside the hospital. Despite these trends, competition in point of care in vitro diagnostic testing is very active and strong. There are multiple vertical market segments for these POC products beyond testing for infectious disease which include: diabetes, oncology, cardiac markers, pregnancy and other tests relating to female health. There are many participants active within this industry that include, but by no means are limited to the following: General Electric-Abbott; Becton, Dickinson and Company (BD); Beckman Coulter Inc.; Biosite Incorporated; Instrumentation Laboratory (IL); Inverness Medical Innovations, Inc.; Johnson and Johnson; Roche Diagnostic; Calypte Biomedical Corporation; Binax, Inc.; Chembio Diagnostic Systems, Inc.; EY Laboratories, Inc.; OraSure Technologies, Inc.; MedMira Inc; Genzyme Corporation Meridian Bioscience, Inc.; Trinity Biotech plc

Orasure Technologies, Inc. is also a major competitor to our rapid HIV barrel technology in the U.S. Orasure Technologies, Inc. has an FDA approved blood-based and oral fluid-based rapid HIV test. Several companies market or have announced plans to market blood-based or oral fluid-based HIV rapid tests in the United States and abroad. MedMira and Trinity Biotech have also received FDA approval to sell rapid HIV blood tests in the United States. We believe other companies may seek FDA approval to sell competing rapid HIV tests in the future.

Our competitors also include in vitro diagnostic and rapid diagnostic companies, specialized biotechnology firms as well as pharmaceutical companies with biotechnology divisions and medical diagnostic companies, many of which are substantially larger and have greater financial, research, manufacturing, and marketing resources. Outside of the United States, where regulatory requirements for HIV screening tests may be less demanding, a much wider range of competitors may be found. Manufacturers from Japan, Canada, Europe, and Australia offer a number of HIV screening tests in those markets including HIV-1 and HIV-2 tests, rapid tests and other non-EIA format tests. There can be no assurances that our products will compete effectively against these products in foreign markets, or that these competing products will not achieve FDA approval. Internationally, the market for rapid, POC HIV products may be simplistically viewed as bifurcated. High-end, more convenient and more expensive products such as the barrel technology and Orasure’s product and the low-cost, “dip-stick or cassette product types that are somewhat more difficult to use but are often priced to meet the economic conditions throughout many of the undeveloped nations of the world such as in Africa and Southeast Asia. The Company does not expect to compete in the very-low-cost/price markets with its current barrel technology. These markets are considered high volume low margin opportunities. The Company may enter these markets in the future with a new, less expensive product design. Competition in the low-price segment includes: Orgenics (part of IMA), Chembio, Acon (part of IMA), Determine and others.

Important competitive factors for our products include product quality, price, ease-of-use, customer service, and reputation. Industry competition is based on the following:

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

In the dynamic biotechnology and medical device industry, technological change and obsolescence are rapid and frequent. There can be no assurance that the Company will be able to compete successfully with its competitors, keep pace with technological changes or avoid product obsolescence.

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

In 2006, we filed for a patent incorporating our existing saliva sampler with features to make it more adaptable for laboratory automated equipment.

In February 2007 we filed a patent application for an integrated, oral-fluid collection and testing device. In addition to oral-fluid, the patent covers collection of other physiologic fluids including whole blood and serum samples. The device incorporates StatSure's patented "sample volume adequacy indicator" control system, which is an internal quality control mechanism incorporated into the Company's existing line of oral fluid collection devices.

To date, eleven patents covering the Company's specimen collection devices have been awarded, five in the U.S. and six in other countries. Expiration dates for the patents range from 2008 to 2012. The Company intends to seek other patent protection in the U.S. and other countries for certain aspects of its collection devices and rapid test technology.

The Company has been issued a patent by the U.S. Patent and Trademark Office for its whole blood sampling technology. No assurance can be given that the Company will file any patent applications in the U.S. or abroad that patents will be issued to the Company pursuant to its patent applications, or that the Company's patent portfolio will provide the Company with a meaningful level of commercial protection. The Company recognizes the need to invest in broadening, defending and strengthening its intellectual property base as well as adding to it. Management is committed to this and to obtain sufficient capital to accomplish this on-going responsibility.

On September 30, 2006, Chembio and StatSure entered into a Settlement Agreement pursuant to which all matters in their litigation regarding SDS’ barrel patent and other matters have been settled. The Settlement Agreement, which is related to the parties’ three-way agreements with Inverness, provides that Chembio and StatSure will equally share the profits, and that they will act jointly in the HIV barrel field towards commercializing this technology and its ensuing products for the HIV market. The settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license from StatSure to Chembio of its barrel patent for all HIV applications.

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

The Company believes that patent and trade secret protection are important to its business. However, the issuance of a patent and the existence of trade secret protection do not in itself ensure the Company's success. Competitors may be able to produce products competing with a patented Company product without infringing on the Company’s patent rights. Issuance of a patent in one country generally does not prevent the manufacture or sale of the patented products in other countries. The issuance of a patent to the Company is not conclusive as to the validity or as to the enforceable scope of the patent. The validity or enforceability of a patent can be challenged after its issuance, and if the outcome of such challenge is adverse to the owner of the patent, the owner's rights could be diminished or withdrawn. Additionally, trade secret protection does not prevent independent discovery and exploitation of a secret product or technique by other parties.

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

The Company is aware of certain patents issued to developers of diagnostic products with potential applicability to the Company’s diagnostic technology. There can be no assurance that the Company would prevail if a patent infringement claim were to be asserted against it.

EMPLOYEES

As of March 15, 2007, the Company has five employees. This excludes our outside counsel, accountants, or manufacturing personnel at its contract manufacturers.

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

The process of obtaining required approvals or clearances from governmental or public health agencies can involve lengthy and detailed laboratory testing, human clinical trials, sampling activities and other costly, time-consuming procedures. Approval of claims that become part of the approved label of the product requires the submission of clinical data and could require significant time to obtain. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received. Each authority may impose its own requirements and delay or refuse to grant approval or clearance, even though a product has been approved in another country or by another agency. Moreover, the approval or clearance process for a new product can be complex and lengthy. This time span increases our costs to develop new products as well as the risk that we will not succeed in introducing or selling them in the United States or other countries.

Newly promulgated or changed regulations could also impact our sales. Our exclusive distributor (U.S.) of the Saliva Sampler(TM) oral fluid collection device for the substance abuse market is presently seeking FDA approval for certain oral fluid drug tests using the Company's collection device. They may be required to undergo additional trials or procedures which may make it impractical or impossible to market our products for certain uses, in certain markets, or at all. For example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), which is part of the U.S. Department of Health and Human Services, is expected to issue regulations for the use of oral fluid drug testing for federal workers. Although we believe the SAMHSA regulations, when issued in final form, will permit us to market and sell our collector as part of the oral fluid drug test for use with federal workers, there is no guarantee that those regulations will do so, and our ability to sell those products in that market could be limited. In addition, the extent to which the final SAMHSA regulations permit the sale of our oral fluid drug tests for use with federal workers may influence whether customers in the workplace, criminal justice or other unregulated markets use our products. The regulations in some states may restrict our distributor from selling products in those states. For example, certain states restrict or do not allow the testing of oral fluid for drugs of abuse.

In addition, all in vitro diagnostic products that are to be sold in the European Union ("EU") must bear the CE mark indicating conformance with the essential requirements of the In Vitro Diagnostic Directive ("IVDD"). We are not permitted to sell our products in the EU without a CE mark, which could lead to the termination of strategic alliances and agreements for sales of those products in the EU. Our distributor has obtained the CE mark for the Omni Sal(R). We intend to CE mark certain of our future products and are not aware of any material reason why we will be unable to do so. However, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and the CE mark obtained for all products that we desire to sell in the EU.

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

RISKS RELATING TO OUR FINANCIAL RESULTS, STRUCTURE AND NEED FOR FINANCING

LOSS OR IMPAIRMENT OF SOURCES OF CAPITAL

Although the Company has made significant progress toward limiting extraneous infrastructure and controlling expenses, the Company has historically depended on capital raised through private funding and the sale of equity to fund its operations. The Company's future liquidity and capital requirements will depend on numerous factors, including tooling costs, the success of product development efforts, the costs and timing of expansion of sales and marketing activities, the extent to which existing and new products gain market acceptance, and competing technological and market developments. In addition, the Company may license new technology or products to augment its product line; such licenses can cost millions of dollars. If additional financing is needed, the Company may seek to raise funds through the sale of equity.

We have not achieved full-year profitability. We incurred net losses of approximately $5.3 million and $2.6 million in 2006 and 2005, respectively. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,766,026 at December 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels and concomitant margins, sufficient to support its operations.

In order to achieve sustainable profitability, our revenues will have to continue to grow at a significant rate. Our ability to achieve revenue growth, and profitability, is dependent upon a number of factors including, without limitation, the following:

•
Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device and selling the barrel-based HIV POC product (Clearview® COMPLETE HIV1/2).

•
The Company has entered into a distribution arrangement with Inverness Medical Systems, Inc. whereby they have been granted exclusive rights to our patented barrel technology in an HIV rapid test for sale in the U.S..  Currently this test ( Inverness’ Clearview® COMPLETE HIV1/2 manufactured by Chembio) is approved for use in laboratory settings, but unless a waiver from laboratory setting use is approved, we do not anticipate the sales revenues required to achieve profitability.  See the Section entitled, "Governmental Regulations," for a further discussion of CLIA waiver.

•	Establishing a New Product Process that efficiently develops, tests, and obtains appropriate regulatory approval in a predictable manner consistent with the Company's growth objectives

•	Building and maintaining a Quality System that meets or exceeds the requirements of the various regulatory agencies around the globe.

•
Management of our contract manufacturing relationships to ensure the quality, timeliness and costs of each of our product lines; we also must manage these third-party relationships monitor their Quality System to ensure that it meets or exceeds the appropriate requirements of various regulatory agencies throughout the world where our products are shipped.

•
We have not yet fully achieved our financial and business objectives and there can be no assurance that we will be able to do so. Moreover, even if we achieve our objectives and become profitable, there can be no assurance that we will be able to sustain such profitability in the future.

WE WILL REQUIRE FUTURE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS

The Company believes that its current cash position will not be sufficient to fund the Company's operations through 2007. Management believes that the agreements it entered into in September 2006 (See ITEM 1. DESCRIPTION OF BUSINESS) will enable the Company to increase its revenues significantly in the next fiscal year, however it will be insufficient  to fund its aggressive growth and marketing efforts, and to capitalize on its intellectual property portfolio to design and develop new products. The Company will need to raise additional capital.

The Company's independent registered public accounting firm has included an explanatory paragraph in their reports stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will achieve significant revenues from the agreements with Inverness Medical and Chembio Diagnostic Systems, Inc. entered into in September 2006 or be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

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

STOCK PRICE VOLATILITY

Our stock price may be volatile in the future, and could experience substantial declines. The following factors, among others, could have a significant impact on the market for our common stock:

•	Future announcements concerning us;

•	Future announcements concerning our partners, distributors, competitors or industry;

•	Governmental regulation;

•	Clinical results with respect to our products in development or those of our competitors;

•	Developments in patent or other proprietary rights;

•	Litigation or public concern as to the safety of products that we or others have developed;

•	The relatively low trading volume for our common stock;

•	Period to period fluctuations in our operating results;

•	Changes in estimates of our performance by securities analysts;

•	General market and/or healthcare/medical device or diagnostic product sub-segments and economic conditions; and

•	Terrorist attacks, civil unrest and war

THE REGISTRATION OF A SIGNIFICANT AMOUNT OF OUR OUTSTANDING STOCK IN 2007 MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR STOCK.

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. The Convertible Preferred Stock is convertible to shares of common stock at conversion price of $0.50 per share. If all these preferred shares are converted, it will result in the issuance of 4,300,000 shares of common stock. In addition warrants convertible into approximately 2.6 million shares were issued with the 2006 Series A Convertible Preferred Stock financing. The Company is obligated to register these shares and warrants. If investors holding a significant number of freely tradable shares and warrants and decide to sell them and or exercise their warrants in a short period of time following the effectiveness of the registration statement, such sales could contribute to significant downward pressure on the price of our stock.

RISKS RELATING TO OUR INDUSTRY, BUSINESS AND STRATEGY

COMPETING PRODUCTS

The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing. The Company's principal competitors have considerably greater financial, technical, and marketing resources. As new products enter the market, the Company's products may become obsolete or a competitor's products may be more effective or more effectively marketed than the Company's. We also face competition from products which may be sold at a lower price. If the Company fails to maintain and enhance its competitive position, its customers, partners, and/or distributors may decide to use products and technology developed by competitors, which could result in a loss of revenues.

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

During 2006 and 2005, we incurred $181,181 and $319,050, respectively, in research and development expenses. We expect to continue to incur significant costs from our research and development activities.

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

PRODUCT LIABILITY EXPOSURE

The Company may be held liable if any of its products, or any product which is made with the use or incorporation of any of the technologies belonging to the Company, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although the Company has limited product liability insurance the Company's contract manufacturer has product liability insurance and we are named as a loss beneficiary. This insurance may not fully cover potential liabilities. If the Company is sued for any injury caused by its products, its liability could exceed its total assets. The bulk of the revenues from our saliva collection products is from sales to manufacturers who use our product as a component of their test; furthermore, they alter the product by opening it up and adding their own buffer to it before sealing, repackaging, re-labeling and incorporating into their product kit.

FUTURE ACQUISITIONS OR INVESTMENTS COULD DISRUPT OUR ONGOING BUSINESS, DISTRACT OUR MANAGEMENT, INCREASE OUR EXPENSES AND ADVERSELY AFFECT OUR BUSINESS

We may consider strategic acquisitions or investments as a way to expand our business in the future. These activities, and their impact on our business, are subject to the following risk factors:

•	Suitable acquisitions or investments may not be found or consummated on terms that are satisfactory to us;

•	We may be unable to successfully integrate an acquired company's personnel, assets, management systems and technology into our business;

•	Acquisitions may require substantial expense and management time and could disrupt our business;

•	An acquisition and subsequent integration activities may require greater capital resources than originally anticipated at the time of acquisition;

•	An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing

•	An acquisition may result in the incurrence of unexpected expenses, the dilution of our earnings or our existing

•	stockholders' percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the acquired business;

•	An acquisition may result in the loss of existing key personnel or customers or the loss of the acquired company's key personnel or customers;

•	The benefits to be derived from an acquisition could be affected by other factors, such as regulatory developments, general economic conditions and increased competition; and

•	An acquisition of a foreign business may involve additional risks, including not being able to successfully assimilate differences in foreign business practices or overcome language barriers.

The occurrence of one or more of the above or other factors may prevent us from achieving all or a significant part of the benefits expected from an acquisition or investment. This may adversely affect our financial condition, results of operations and ability to grow our business.

RISKS RELATING TO COLLABORATORS

Although we will try to maintain and expand our business with our distributors and require that they fulfill their contractual obligations, there can be no assurance that such companies will continue to purchase or distribute our products, maintain historic order volumes or otherwise meet their purchase or other obligations, or that new distribution channels will be available on satisfactory terms. In addition, the Company has elected to appoint long-term, exclusive distributors for certain products. The degree to which those products penetrate the market and establish market-share is very much in the control of the distributor.

ABILITY OF THE COMPANY TO DEVELOP PRODUCT DISTRIBUTION CHANNELS

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. The Company will be seeking marketing partners for distribution of recently developed testing platforms.

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

The Company has entered into a distribution arrangement with Inverness Medical Systems, Inc. whereby they have been granted exclusive rights to our patented barrel technology in an HIV rapid test for sale in the U.S.  Currently this test (The Inverness Clearview® COMPLETE HIV1/2 manufactured by Chembio) is approved for use in laboratory settings and they will be applying for a waiver from this requirement. Unless a waiver from laboratory setting use is approved, we do not anticipate the sales revenues required to achieve profitability.  See the Section entitled, "Government Regulations," for a further discussion of CLIA waiver.

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

IF ACCEPTANCE AND ADOPTION OF OUR RAPID TESTING IN THE MARKET DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER

The primary method of testing in the United States and other countries is laboratory-based tests. The specimen sample is often collected at a clinical site and forwarded to a laboratory for analysis. The results are then forwarded to the clinician. Although we believe rapid testing is a preferable method, there can be no assurance that the market will migrate toward the acceptance and use of rapid tests and replace any laboratory-based tests.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1 Clarks Hill Rd. Framingham, MA. 01702. In addition, the company maintains its accounting office at 1222 Avenue M, Brooklyn, New York. Rent expense for the years ended December 31, 2006 and 2005 aggregated $58,221 and $38,537, respectively. The Company had signed a lease to occupy premises in Framingham, MA beginning April 1, 2005. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500. In June 2005, the Company signed a lease to occupy premises in Brooklyn, New York beginning Sep 1, 2005. The lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year. In September 2006, the Company signed a one year lease for a research facility in the State of Washington beginning September 2006 and ending August 31, 2007 for a yearly rental of $5,100.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the years ended December 31, 2006 and 2005.

The Company expects to hold a shareholders meeting in the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, the shares of the Company have been trading with the new symbol SSUR.

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for the first quarter of 2007 and each quarter in 2006 and 2005. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions.

	HIGH	LOW
2007
First Quarter	$0.70	$0.35

2006
First Quarter	$1.90	$0.75
Second Quarter	1.50	0.80
Third Quarter	1.70	0.61
Fourth Quarter	1.02	0.51

	HIGH	LOW
2005
First Quarter	$3.40	$2.00
Second Quarter	3.40	2.25
Third Quarter	2.20	1.86
Fourth Quarter	2.00	1.12

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system), except for securities of companies that have tangible net assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the previous three years. The Penny Stock Rule requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

HOLDERS

There were approximately 300 shareholders of record and approximately 3,000 beneficial owners of the Company's common stock at March 31, 2007.

DIVIDENDS

We have never paid cash dividends on our common stock and we have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In October 2006, 170 shares of the Company’s 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company’s common stock.

In October 2006, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company’s common stock.

In January 2007, subsequent to the balance sheet date, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 81,068 shares of the Company’s common stock.

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

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 31, 2007, and StatSure Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 31, 2007 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 12 of this Form 10-KSB.

OVERVIEW AND OUTLOOK

On January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure (TM) Diagnostic Systems, Inc.

StatSure Diagnostic Systems, Inc., (SDS), a Delaware corporation (the “Company” or “StatSure”), is primarily engaged in commercializing two product platforms: first, the development, manufacturing and marketing of oral-fluid collection devices to provide physiologic samples to screen for the presence of drugs-of-abuse or infectious diseases; second, the development of point-of-care (POC), rapid, immunoassays for use in the detection of infectious diseases. These immunoassays incorporate SDS’ patented “barrel” technology, designed to provide speed, safety and convenience which are considered critical factors in point-of-care markets. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid sample (“volume adequacy indicator”).

The Company's principal executive offices are located at 1 Clarks Hill Rd. Framingham, MA. 01702.

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. During the years 2006 and 2005, the Company's products have been purchased by foreign governments, distributors, and laboratories.

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) and Chembio Diagnostics (CEMI.OB) (“Chembio”), StatSure signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture their recently FDA approved HIV barrel product for Inverness Medical Innovations (“IMA” or “Inverness”). This product will be marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split their margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

The Company and Chembio also entered into a Settlement Agreement pursuant to which all matters in their litigation regarding StatSure’s barrel patent and other matters were settled. As previously stated, under the terms of this agreement, the parties will equally share in the profits relating to CLEARVIEW COMPLETE HIV1/2, (the IMA brand-name for the HIV barrel-based), product after reimbursement of the manufacturing and related costs, as defined, and the parties will act jointly in the HIV barrel field. The Settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license from StatSure to Chembio of its barrel patent for all HIV applications, thereby ensuring their exclusive right to manufacture, as well as Inverness’ right to market and distribute though the marketing license that StatSure granted Inverness under the three way agreement.

On February 14, 2007, Inverness introduced the licensed HIV barrel-based product (CLEARVIEW® Complete HIV 1/2) to its U.S. Sales force. Inverness/Chembio is in the process of filing for a waiver of CLIA for the licensed barrel HIV product, which if received, will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). If it is not obtained, marketing and sales of the product will be restricted to those laboratory settings with CLIA certification, which will seriously restrict the revenues derived from the product. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received.

We believe that the potential market for rapid tests in the United States and foreign countries will continue to grow as the benefits of rapid testing are better understood by the appropriate government agencies, by diagnostic and treatment practitioners, and by the general population. The need for and availability of rapid tests to screen large populations for HIV has been the subject of the medical, scientific and lay press, including the CDC (national Center for Disease Control) and the New England Journal of Medicine's Editorial pages. In 2006, the CDC recommended that persons between the ages of 13 and 64 be screened for HIV annually. The FDA has conducted hearings to discuss the potential need, requirements, and issues of over- the-counter (OTC) marketing of HIV tests. Although at this time there is no HIV rapid test approved for over-the-counter use in the U.S., we expect that eventually this will be permitted. Further, we are aware of certain clinical trials that have been initiated in the U.S. to gain approval to market a rapid HIV POC product through OTC channels. There can be no assurance that we will achieve or sustain significant revenues from our alliance with Inverness, or from other new products we may develop or introduce.

The Company has limited marketing, sales and distribution resources. Achieving market acceptance will require substantial efforts and capabilities in these areas. The Company relies in large part on forming partnerships for marketing, sales and distribution of its products. The Company’s revenues are mostly generated from the sales of two distributors of our saliva sampling devices. Although we are hopeful that our alliance with Inverness will result in revenues to the Company, there can be no such assurance, as the agreement does not provide for minimum guaranteed revenues.

Concerning long term growth, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for OTC sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe that our platform used in the Inverness branded product, results in performance, design, and ease of use that could have a competitive advantage over many of the existing technologies and platforms. However, there can be no assurance that any HIV test will be allowed for sale as an OTC product. We believe growth of revenues from our Saliva Sampler(R) oral fluid collectors could result from increased demand by our two major customers who have both indicated a positive outlook for 2007 and beyond. We have also initiated several collaborative, application-development programs with our oral collection device. The intent of these is to ultimately define new niche’ markets for this product. There is no assurance that any of these will result in meaning revenues for the Company in the future. In addition, the company has recently applied for a patent on a new rapid POC testing format which we anticipate further developing in 2007 with the hope of generating revenues in the following year.

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

In the course of a routine SEC review of the Company’s periodic filings, the SEC issued a comment letter dated October 4, 2006, alerting the Company to a possible incorrect application of certain accounting principles. In October 2006, the Audit Committee of the Company's Board of Directors concluded based upon the recommendation of the Company's management and independent auditors, that the Company will restate its previously issued financial statements for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, and for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB, and for the quarters ended March 31, June 30, and September 30, 2006. In March and April 2007, the Company released its restated financial statements to the Securities and Exchange Commission for the referenced periods. The costs that the Company has incurred to remedy this situation have been significant and have impacted the Company in terms of expense and management-time. The work to correct this situation has been on-going for more than five months and has been of the very highest priority in the Company; it has required routine and expensive utilization of legal, accounting, audit and other professional services.

The Company believes that its current cash position will not be sufficient to maintain the Company's operations through 2007. The Company will need to raise additional capital to fund its growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products as well as to meet its debt obligations. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. (See Item 6- Management's Discussion And Analysis Of Financial Condition And Results Of Operations; Subsequent Events) There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES: The Company's revenues consist of product sales, royalties and other income. Revenues increased to $899,594 in 2006 from $755,578 in 2005. The 2006 increase in revenues was due to larger sales of our saliva collector and international sales of our “barrel” product in 2006. The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. In 2006, rental income of $15,250 was received from Chembio Diagnostic Systems, Inc., for the use of an assembly machine. For the year ended December 31, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $592,000, and $131,000.

On September 29, 2006, we executed several agreements by and among the Company, Inverness Medical Innovations, Inc. (“Inverness”) and Chembio Diagnostic Systems, Inc. (“Chembio”). Pursuant to these agreements, Inverness is marketing our barrel format in a FDA approved rapid HIV test. The distribution agreements contain gross margin sharing formulae among Inverness, the Company and Chembio. The Company expects this agreement will result in an increasing source of revenues to the Company starting in 2007 and beyond.

COST OF PRODUCTS SOLD: Costs of products sold increased to $ 346,426 in 2006 from $304,637 in 2005. The increase was primarily attributable to the increase in sales.

RESEARCH AND DEVELOPMENT EXPENSES: Direct research and development expenses decreased to $ 181,181 in 2006 from $319,050 in 2005. The decrease is due to fewer expenses incurred in 2006 due to the abandonment of the StatSure(TM) HIV test clinical trials. The expenses for research and development are expected to continue decreasing until such time as the Company has sufficient funds to implement a new R&D program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased to $2,387,460 in 2006 from $2,068,070 in 2005. The expenses which increased substantially during 2006 were:

•
Professional expenses of auditing and accounting, and legal which included patent reviews, patent litigation , filing of a registration statement and negotiation of an agreement with Inverness and Chembio amounted to approximately $405,000 in 2006 from approximately $244,000 in 2005.

•	Issuances of common stock to Chardan Group for advisory banking services for which the Company recorded an expense in 2006 for $383,000.

•	fees incurred to the Chardan Group with the Convertible Preferred Stock for which the Company recorded an expense in 2006 for $826,881.

•	Amortization expenses- These expenses in 2006 amounted to approximately $156,000 from $55,000 in 2005.

IMPAIRMENT OF FIXED ASSETS: During the fourth quarter of 2006, we placed in service equipment that had been accounted for in Equipment Under Construction (and not in service). We had received orders from overseas clients for shipment during the fourth quarter 2006. We submitted these orders to our contract manufacturer for production using this equipment. As we had just signed the agreements with Inverness and Chembio (See ITEM 1. DESCRIPTION OF BUSINESS), these orders were to be the last orders we would be placing with the contract manufacturer for our HIV product. We were planning on using this equipment at this contract manufacturer for development and production of other tests for infectious diseases. We were not able to schedule timely production of the HIV product and were forced to cancel the orders. Management decided that based upon this experience we would at this time not be able to plan future production using this equipment. Additionally, upon signing of the agreements, our business model changed. Management is evaluating future opportunities for the Company and is uncertain at this time whether any cash flow is to be generated by this equipment. Therefore now management has determined that these long-lived assets are impaired. As a result, we recorded a $661,181 non-cash charge to operating expense relating to the impairment of long-lived assets. The $661,181 impairment charge included (1) a $30,000 non-cash charge relating to the impairment of facility improvements made at our contract manufacturer and (2) a $631,181 impairment charge relating to manufacturing equipment that was considered impaired. The $661,181 non-cash impairment charge was determined based upon a valuation received from our machinery manufacturer as to the equipment’s scrap value. There were no impairment charges recorded during the fiscal year 2005.

INTEREST INCOME: In 2006, the Company earned interest on cash deposits at its financial institution of $8,041. The Company did not have similar interest income in 2005.

INTEREST EXPENSE: Interest expense decreased to $320,363 in 2006 from $352,698 in 2005. The decrease in 2006 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

INTEREST EXPENSE ON BENEFICIAL CONVERSION FEATURE:   Interest expense on beneficial conversion feature increased to $1,056,470 in 2006 from $186,597 in 2005. The increase of non-cash expense was due to the amortization of beneficial conversion feature of debentures.

FINANCING COSTS: Financing costs increased to $3,708,145 in 2006 from $85,199 in 2005. All of the increase was due to the Series 2006-A convertible preferred stock financing and the application of derivative accounting.

DERIVATIVE INCOME: Non-cash derivative income of $2,861,349 for the year ended December 31, 2006 was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price from $1.44 to $0.55. The Company did not have derivative instruments in the same period of 2005.

PENALTIES: As a result of the withdrawal of the registration statement filed in 2006, the Company accrued penalties of $35,700 to the holders of the 2006 Series A Convertible Preferred Stock.

DEBT CONVERSION EXPENSE: Other expense consists of an induced conversion expense of $403,872 incurred to convert the 9% convertible debentures as required under SFAS 84. The Company did not incur similar expense in 2005.

LIQUIDITY AND CAPITAL RESOURCES

	DECEMBER 31, 2006	December 31, 2005
Cash and cash equivalents	$109,332	$76,321
Working capital deficit	(659,517)	(876,206)

Net cash used in operating activities in 2006 was $1,043,301. Net cash used in operating activities in 2005 was $824,939. In 2006, the increase in cash used in operations was primarily due to the increase in the net loss of $5,331,814 offset partially by the non-cash expenses of beneficial conversion feature of convertible debts ($1,056,470); financing costs on derivative instruments ($3,644,248); induced conversion expense on debentures ($403,872); impairment of assets ($661,181); and a non cash gain on mark-to-market on derivative instruments of $2,861,349.

Cash used in investing activities in 2006 was $58,756 as compared to $144,561 in 2005. The decrease represents reduced costs incurred for acquisitions of property and equipment offset by increased costs of of patents and trademarks.

Cash provided by financing activities in 2006 was $1,135,068 and in 2005 was $897,191. For 2006, the cash provided by financing activities are primarily net proceeds from issuance of Series 2006-A preferred shares in the gross amount of $2,150,000 reduced by net repayment of shareholder loans ($753,932) and payment of financing costs ($181,000). In 2005 cash provided by financing activities included proceeds from the issuance of debentures of $1,510,000 reduced by net repayment of shareholder loans ($427,856) and payment of financing costs ($160,000).

The following table lists the future payments required on debt and any other contractual obligations of the Company as of December 31, 2006.

Obligations	Total	Less than 1 year	1-3 years
Long-term debt	$5,184,527	$577,500	$4,607,027
Operating leases	80,214	59,505	24,109

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

The accompanying financial statements on pages of this Form 10-KSB have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The Company’s auditors have issued a going concern qualification as part of their opinion.

EFFORTS TO IMPROVE THE COMPANY’S FINANCIAL RESULTS

The Company has incurred losses over the past years. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, most notably on September 29, 2006, we executed several agreements by and among the Company, Inverness Medical Innovations, Inc. and Chembio Diagnostic Systems, Inc. Pursuant to these agreements,  Inverness is marketing our barrel format in a FDA approved rapid HIV test. The distribution agreements contain gross margin sharing formulae among Inverness, the Company and Chembio. The Company expects this agreement to result in an increasing source of revenues to the Company starting in 2007 and beyond.

The Company has and may continue to supplement cash flows from sales with additional equity and debt financing. Operations are expected to require additional capital, either from a future offering of equity or the company pursuing other methods of financing, as appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, allowance for uncollectible accounts receivable, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

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

RESEARCH & DEVELOPMENT COSTS. Direct research and development activities consist primarily of new product development, continuing engineering for existing products, regulatory and clinical trial costs. Costs related to research and development efforts on existing or potential products are expensed as incurred. Allocated SG&A costs associated with R&D activities have not been included in the R&D expenses; in addition, the costs associated with building and protecting our Intellectual Property are currently included in our SG&A and not counted as direct research and development costs.

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. Accounts receivable are reduced by an estimated allowance for amounts that may become uncollectible in the future. On an ongoing basis, we perform credit evaluations of our customers and adjust credit limits based upon the customer's payment history and creditworthiness, as determined by a review of their current credit information. We also continuously monitor collections and payments from our customers. The current allowance is approximately 2% of accounts receivable.

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

LONG-LIVED AND INTANGIBLE ASSETS.

Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $150,000 or 29% of our total assets at December 31, 2006. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger an asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any further impairment losses other than those described in the following paragraph through December 31, 2006. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our financial position and future operating results.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment . When impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of 2006, we placed in service equipment that had been accounted for in Equipment Under Construction (and not in service). We had received orders from overseas clients for shipment during the fourth quarter 2006. We submitted these orders to our contract manufacturer for production using this equipment. As we had just signed the agreements with Inverness and Chembio (See ITEM 1. DESCRIPTION OF BUSINESS), these orders were to be the last orders we would be placing with the contract manufacturer for our HIV product. We were planning on using this equipment at this contract manufacturer for development and production of other tests for infectious diseases. We were not able to schedule timely production of the HIV product and were forced to cancel the orders. Management decided that based upon this experience we would at this time not be able to plan future production using this equipment. Additionally, upon signing of the agreements, our business model changed. Management is evaluating future opportunities for the Company and is uncertain at this time whether any cash flow is to be generated by this equipment. Therefore now management has determined that these long-lived assets are impaired. As a result, we recorded a $661,181 non-cash charge to operating expense relating to the impairment of long-lived assets. The $661,181 impairment charge included (1) a $30,000 non-cash charge relating to the impairment of facility improvements made at our contract manufacturer and (2) a $631,181 impairment charge relating to manufacturing equipment that was considered impaired. The $661,181 non-cash impairment charge was determined based upon a valuation received from our machinery manufacturer as to the equipment’s scrap value. There were no impairment charges recorded during the fiscal year 2005.

DEFERRED TAX ASSETS. We have a history of losses, which has generated a sizeable federal tax net operating loss ("NOL") carryforward of approximately $45 million as of December 31, 2006. The deferred tax asset associated with these NOLs and other temporary differences is approximately $18 million at December 31, 2006. Under generally accepted accounting principles, we are required to record a valuation allowance against our deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the size of the NOL carryforward in relation to our history of unprofitable operations, we have not recognized any of our net deferred tax asset. It is possible that we could be profitable in the future at levels which would cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax asset. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then begin to provide for income taxes at a rate equal to our combined federal and state effective rates, which we believe would approximate 40%. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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
(formerly known as Saliva Diagnostic Systems, Inc.)
Brooklyn, New York

We have audited the accompanying balance sheets of StatSure Diagnostic Systems, Inc. (a Delaware Corporation, formerly known as Saliva Diagnostic Systems, Inc.), as of December 31, 2006 and 2005 (restated), and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StatSure Diagnostic Systems, Inc. and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States of America.

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

LAZAR LEVINE & FELIX LLP

New York, NY
April 13, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
BALANCE SHEETS

	December 31,
	2006	2005
		(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$109,332	$76,321
Accounts receivable, net of allowance for doubtful accounts of $3,585 (2006) and $107,477 (2005)	176,135	69,741
Inventories	40,241	56,150
Prepaid expenses	6,857	11,669
Total current assets	332,565	213,881

Property and equipment, net of accumulated depreciation of $557,613 (2006) and $558,076 (2005)	42,149	95,308

OTHER ASSETS
Equipment under construction	—	664,401
Patents and trademarks, net of accumulated depreciation of $148,428 (2006) and $125,876 (2005)	108,108	73,223
Deferred costs, net of accumulated amortization of $455,503 (2006) and $260,739 (2005)	16,497	211,261
Deposits	14,350	13,500
Total other assets	138,955	962,385

TOTAL ASSETS	$513,669	$1,271,574

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable-shareholders, current portion	$240,000	$172,055
Debentures payable, net of discount	70,568	126,597
Accounts payable	100,758	82,080
Customer advances	31,792	2,000
Accrued expenses	360,665	370,164
Accrued payroll expense to officers	127,499	234,750
Payroll and payroll taxes payable	11,300	102,441
Dividends payable in stock to preferred shareholders	49,500	—
Total current liabilities	992,082	1,090,087

LONG-TERM LIABILITIES
Notes payable - shareholder, net of current portion	1,361,504	1,932,099
Deferred rent payable	6,745	6,190
Derivative instrument	3,238,778	—
TOTAL LIABILITIES	5,599,109	3,028,376

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares
authorized, $.001 par value, 2,150 issued and outstanding	2	—

SHAREHOLDERS' DEFICIT
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized,
issued and outstanding: 37,213,151 (2006) and 31,769,491 (2005)	37,213	31,769
Additional paid-in capital	46,643,371	44,545,318
Less: deferred compensation	-	(2,927)
Accumulated deficit	(51,766,026)	(46,330,962)
Total shareholders' deficit	(5,085,442)	(1,756,802)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$513,669	$1,271,574

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
 (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2006	2005
		(restated)
REVENUES:
Product Sales	$820,969	$745,032
Royalty Income	63,375	10,546
Other	15,250	-
	899,594	755,578

COST OF PRODUCTS SOLD	346,426	304,637

Gross profit	553,168	450,941

OPERATING EXPENSES:
Research and development	181,181	319,050
Selling, general and administrative	2,387,460	2,068,070
Impairment of fixed assets	661,181	-

	3,229,822	2,387,120

Loss from operations	(2,676,654)	(1,936,179)

OTHER INCOME (EXPENSES):
Interest income	8,041	-
Interest expense	(320,363)	(352,698)
Interest expense on beneficial conversion features	(1,056,470)	(186,597)
Financing costs	(3,708,145)	(85,199)
Derivative income	2,861,349	-
Penalties	(35,700)	-
Debt conversion expense	(403,872)	-

Total other expenses	(2,655,160)	(624,494)

Net loss	(5,331,814)	(2,560,673)

Dividends - Preferred stock series 2006-A	103,250	-

NET LOSS TO COMMON SHAREHOLDERS	$(5,435,064)	$(2,560,673)

BASIC AND DILUTED LOSS PER SHARE	$(0.15)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
BASIC AND DILUTED PER SHARE CALCULATIONS	35,407,035	31,455,217

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

STATEMENTS OF SHAREHOLDERS' DEFICIT

	SERIES 1998-B
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCES, JANUARY 1, 2005	-	$-	30,509,491	$30,509
EXERCISE OF WARRANTS	-	-	1,200,000	1,200
CONVERSION OF DEBENTURES	-	-	60,000	60
WARRANTS ISSUED FOR SERVICES RENDERED	-	-	-	-
OPTIONS GRANTED TO EMPLOYEES	-	-	-	-
BENEFICIAL CONVERSION FEATURES OF CONVERTIBLE NOTES	-	-	-	-
NET LOSS	-	-	-	-

BALANCES, DECEMBER 31, 2005 (restated)	-	-	31,769,491	31,769
COMMON STOCK ISSUED FOR SERVICES RENDERED	-	-	300,000	300
EXERCISE OF WARRANTS	-	-	3,250,000	3,250
OPTIONS GRANTED TO NON-EMPLOYEES DIRECTORS	-	-	-	-
CONVERSION OF DEBENTURES AND INTEREST	-	-	1,497,810	1,498
INDUCED CONVERSION OF DEBENTURES	-	-	-	-
COST OF PREFERRED STOCK OFFERING	-	-	-	-
OPTIONS GRANTED TO EMPLOYEES	-	-	-	-
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	-	-	55,850	56
CONVERSION OF SERIES 2006-A PREFERRED SHARES	-	-	340,000	340
DIVIDENDS ON PREFERRED STOCK SERIES 2006-A	-	-	-	-
NET LOSS	-	-	-	-
BALANCES, DECEMBER 31, 2006	-	$-	37,213,151	$37,213

	ADDITIONAL
	PAID-IN	DEFERRED	ACCUMULATED	TOTAL
	CAPITAL	COMPENSATION	DEFICIT	(DEFICIT)

BALANCES, JANUARY 1, 2005	$42,073,056	$-	$(43,770,289)	$(1,666,724)
EXERCISE OF WARRANTS	10,800	-		12,000
CONVERSION OF DEBENTURES	59,940	-		60,000
WARRANTS ISSUED FOR SERVICES RENDERED	399,622	-		399,622
OPTIONS GRANTED TO EMPLOYEES	491,900	(2,927)		488,973
BENEFICIAL CONVERSION FEATURES OF CONVERTIBLE NOTES	1,510,000	-		1,510,000
NET LOSS	-	-	(2,560,673)	(2,560,673)

BALANCES, DECEMBER 31, 2005 (RESTATED)	44,545,318	(2,927)	(46,330,962)	(1,756,802)
COMMON STOCK ISSUED FOR SERVICES RENDERED	383,500	-	-	383,800
EXERCISE OF WARRANTS	29,250	-	-	32,500
OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS	46,485	-	-	46,485
CONVERSION OF DEBENTURES AND INTEREST	1,108,109	-	-	1,109,607
INDUCED CONVERSION OF DEBENTURES	403,872	-	-	403,872
COST OF PREFERRED STOCK OFFERING	(826,881)	-	-	(826,881)
OPTIONS GRANTED TO EMPLOYEES	560,364	2,927	-	563,291
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	53,694	-	-	53,750
CONVERSION OF SERIES 2006-A PREFERRED SHARES	339,660	-	-	340,000
DIVIDENDS ON PREFERRED STOCK SERIES 2006-A	-	-	(103,250)	(103,250)
NET LOSS	-	-	(5,331,814)	(5,331,814)
BALANCES, DECEMBER 31, 2006	$46,643,371	$-	$(51,766,026)	$(5,085,442)

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,331,814)	$(2,560,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,250	50,055
Amortization of deferred costs	194,764	119,138
Allowance for doubtful accounts	-	51,982
Stock issuance for recruiting services	383,800	399,622
Options granted to employees as compensation	563,291	488,973
Options granted to non-employee	46,485	-
Beneficial conversion features of convertible debts	1,056,470	186,597
Financing costs on derivative instruments	3,644,248	-
Mark-to-market gain on derivative instruments	(2,861,349)	-
Induced conversion expense on debentures	403,872	-
Impairment of assets	661,181	-
Changes in current assets and liabilities:
Accounts receivable	(106,394)	126,557
Inventories	15,909	45,877
Other assets	3,962	(24,369)
Accounts payable, accrued payroll expense to officers and accrued expenses	201,469	285,112
Deferred rent	555	6,190
Net cash used in operating activities	(1,043,301)	(824,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,319)	(122,728)
Acquisitions of patents and trademarks	(57,437)	(21,833)
Net cash used in investing activities	(58,756)	(144,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	-	(26,953)
Proceeds from shareholder loans	649,894	238,575
Proceeds from issuance of debentures	-	1,510,000
Repayments of debentures	(112,500)	-
Repayments of shareholder loans	(1,403,826)	(666,431)
Proceeds from exercise of warrants	-	2,000
Proceeds from issuance of common stock	32,500	-
Gross proceeds from issuance of Series 2006-A preferred shares and derivative instruments	2,150,000	-
Payment of financing costs	(181,000)	(160,000)
Net cash provided by financing activities	1,135,068	897,191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,011	(72,309)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	76,321	148,630

CASH AND CASH EQUIVALENTS, END OF YEAR	$109,332	$76,321

The accompanying notes are an integral part of these financial statements

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$58,800	$16,177
Cash paid for taxes	1,788	830

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Reclassification of accrued interest to loan principal	251,282	228,773

Stock issued for warrant conversions	-	10,000

Conversion of debenture and interest payable into common stock	1,109,607	60,000

Warrants issued to a placement agent related to Series 2006-A convertible preferred stock issuance and were recorded as additional paid in capital and warranty liability	645,881	-

Discount related to beneficial conversion feature of convertible debt	-	1,510,000

Common stock issued in lieu of cash dividend payments	53,750	-
Preferred stock dividends accrued and not paid	49,500	-
Common stock shares issued for conversion of Series 2006-A preferred shares	340,000	-

The accompanying notes are an integral part of these financial statements

STATSURE DIAGNOSTIC SYSTEMS, INC.
 (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1. DESCRIPTION OF BUSINESS:

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

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) Chembio Diagnostics (CEMI.OB) (“Chembio”), and the Company signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture their recently FDA approved HIV barrel product for Inverness. This product will be marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

NOTE 2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,766,026 at December 31, 2006. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 and 2005 (See Notes 9, 10 and 11), substantial additional financing will be required in future periods.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company intends to continue to seek public or private placement of its equity securities in order to provide the funds necessary to meet its obligations. In addition, Management believes that the agreements it entered into in September 2006 (SEE NOTE 1), will enable the Company to increase its revenues significantly in the next fiscal year. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at December 31, 2006.

ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs.

INVENTORIES

Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and include the cost of raw materials. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories' carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Presently we order raw materials and produce finished goods for confirmed orders only, thereby reducing the risk of losses due to product expiration.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful lives of the assets; depreciation commences when the assets are placed in service.

Useful lives are generally as follows:

Machinery and equipment	Five years
Vehicles	Five years
Leasehold improvements	Term of Lease

Depreciation expense charged to operations for the years ended 2006 and 2005 amounted to $57,698 and $39,399, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist of costs associated with the acquisition of patents and trademarks. Patents and trademarks are amortized using the straight-line method over 17 years. Accumulated amortization was $148,428 and $125,876 at December 31, 2006 and 2005, respectively. Amortization expense for 2006 and 2005 was $22,552 and $10,656, respectively. Amortization expense for each of the five succeeding fiscal years is estimated at approximately $14,400 for 2007, $14,400 for 2008, $14,400 for 2009, $8,200 for 2010, and $7,000 for 2011.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment . When impairment is noted, assets are evaluated for impairment at the lowest level for which there are identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of 2006, we placed in service equipment that had been accounted for in Equipment Under Construction (and not in service). We had received orders from overseas clients for shipment during the fourth quarter 2006. We submitted these orders to our contract manufacturer for production using this equipment. As we had just signed the agreements with Inverness and Chembio (See NOTE 1. DESCRIPTION OF BUSINESS), these orders were to be the last orders we would be placing with the contract manufacturer for our HIV product. We were planning on using this equipment at this contract manufacturer for development and production of other tests for infectious diseases. We were not able to schedule timely production of the HIV product and were forced to cancel the orders. Management decided that based upon this experience we would at this time not be able to plan future production using this equipment. Additionally, upon signing of the agreements, our business model changed. Management is evaluating future opportunities for the Company and is uncertain at this time whether any cash flow is to be generated by this equipment. Therefore now management has determined that these long-lived assets are impaired. As a result, we recorded a $661,181 non-cash charge to operating expense relating to the impairment of long-lived assets. The $661,181 impairment charge included (1) a $30,000 non-cash charge relating to the impairment of facility improvements made at our contract manufacturer and (2) a $631,181 impairment charge relating to manufacturing equipment that was considered impaired. The $661,181 non-cash impairment charge was determined based upon a valuation received from our machinery manufacturer as to the equipment’s scrap value. There were no impairment charges recorded during the fiscal year 2005.

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

PRODUCT LIABILITY

The Company has not established any allowance for product liability at present because of the limited distribution and product sale history. In addition, the bulk of the revenues from our saliva collection products are from sales to manufacturers who use our product as a component to their test; furthermore, they may substantially alter the product by opening it up and adding their own buffer to it before sealing, repackaging, re-labeling and incorporating into their product kit. The Company does not deem this to be a material item to its financial position and results of operations.

RESEARCH AND DEVELOPMENT

Direct research and development activities consist primarily of new product development, continuing engineering for existing products, regulatory and clinical trial costs. Costs related to research and development efforts on existing or potential products are expensed as incurred. Allocated SG&A costs associated with R&D activities have not been included in the R&D expenses; in addition, the costs associated with building and protecting our Intellectual Property are currently included in our SG&A and not counted as direct research and development costs.

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

STOCK BASED COMPENSATION

Effective January 1, 2006, the Company’s 2004 Stock Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

LOSS PER SHARE

Basic earnings (loss) per common share are computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per common share are computed using the weighted average number of shares of common stock and dilutive common equivalent shares related to stock options and warrants outstanding during the period.

A net loss was reported in both 2006 and 2005, and accordingly, the denominator is equal to the weighted average outstanding shares with no consideration for outstanding options, warrants or convertible preferred stock to purchase shares of the Company's common stock, because to do so would have been anti-dilutive.

In accordance with SFAS 128 "Earnings per Share", the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	For the Years Ended December 31
	2006	2005

Weighted average number of common shares	35,407,035	31,455,217

Incremental shares for assumed conversions of stock options/warrants	—	—

Weighted average number of common and equivalent shares outstanding - diluted	35,407,035	31,455,217

Stock options, warrants and convertible debentures outstanding and convertible into an aggregate 11,984,687 shares and 5,913,000 shares at December 31, 2006 and 2005, were not included in the computation of diluted EPS, as they were anti-dilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and dividends payable reflected in these financial statements approximate carrying value as these are short-term in nature. Fair value of notes payable- shareholders and derivative instruments associated with Series A convertible preferred stock are disclosed in Notes 9 and 10 respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2005 financial statements to conform to the current fiscal year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

Statement of Financial Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”)

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements), that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement carries forward without change, the guidance contained in APB No. 20 for reporting the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement had no effect on the Company’s financial statements.

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not believe that the adoption of this standard will have a material effect on its financial statements.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 effective January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

FSP FAS 123(R)-5, Amendment of FASB Staff Position FAS 123(R)-1

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

NOTE 4. RESTATEMENT

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

The table below details the items affected by the restatement:

	As of December 31, 2005
	As reported	As Restated
BALANCE SHEET:
CuCCurrent portion of debenture payable net of discount	$1,450,000	$126,597
Total current liabilities	2,413,490	1,090,087
Additional paid-in capital	45,530,096	44,545,318
Accumulated deficit	(48,639,143)	(46,330,962)

	For the year ended December 31, 2005
	As reported	As Restated
STATEMENT OF OPERATIONS:
Selling, general and administrative expense	$1,179,476	$2,068,070
StocStock based compensation and employment recruiting expense- non cash	768,973	-
Loss from operations	(1,816,558)	(1,936,179)
Interest expense-net	(3,052,296)	(352,698)
Interest expense on beneficial conversion feature	-	(186,597)
Financing costs	-	(85,199)
Net loss to common shareholders	(4,868,854)	(2,560,673)
Basic and diluted loss per share	(.15)	(.08)

	For the year ended December 31, 2005
	As reported	As Restated
STATEMENT OF CASH FLOWS:
Net loss	$(4,868,854)	$(2,560,673)
Warrants issued for recruiting services	280,000	399,622
Beneficial conversion feature of convertible debentures	2,614,400	186,597
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW ACTIVITIES
Discount related to beneficial conversion feature of convertible debt	-	1,510,000

The restatement had no impact on the net cash used in operating activities.

NOTE 5. INVENTORIES

Inventories consisted of the following:
	December 31,
	2006	2005

Raw materials	$23,867	$46,376
Finished goods	16,374	9,774
	$40,241	$56,150

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31,
	2006	2005

Machinery and equipment	$599,762	$628,443
Vehicles	-	24,941
	599,762	653,384
Less: accumulated depreciation and amortization	(557,613)	(558,076)
	$42,149	$95,308

NOTE 7. DEFERRED COSTS

Deferred costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of December 31, 2006, net deferred costs were $16,497, which are being amortized on a straight-line basis over the lives of the respective loan and debentures. Amortization expense for the years ended 2006 and 2005 was $194,764 and $119,138, respectively.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued interest	$252,643	$352,399
Other accrued liabilities	108,022	17,765
	$360,665	$370,164

NOTE 9. FINANCING FROM SHAREHOLDERS

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. As of December 31, 2005, this loan has been paid off. During 2006, this shareholder made additional advances to the Company. The loan was interest free and had no conversion features. As of December 31, 2006, the additional advances made by this shareholder were repaid.

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of December 31, 2006, the loan balance to this shareholder aggregated $1,601,504. An additional amount of $234,313 of interest on this note has been accrued during 2006 and remains owed as of December 31, 2006. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. Minimum payments due under the promissory note as of December 31, 2006 through maturity in 2008 are $240,000 in 2007 and $1,361,504 in 2008.

NOTE 10. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $1,056,470 for the year ended December 31, 2006. The Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,607 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

As of December 31, 2006, there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at December 31, 2006 of $337,500 plus accrued interest of $18,330 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

Debentures payable-net of discount in the amount of $70,568, is the net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $266,932, and is shown on the balance sheet as a current liability.

NOTE 11. EQUITY TRANSACTIONS

In January 2005, 200,000 warrants exercisable at a price of $.01 per share were issued as payment for investment banking services rendered to the Company. Based upon the market value of the common stock on the date of issuance of $2.00, the Company recorded a $399,622 expense and credited additional paid in capital. These warrants were exercised in March 2005 and the Company received $2,000. The Company recorded $200 to common stock and $1,800 to additional paid-in-capital.

Additional warrants exercisable into 1,000,000 shares at $.01 per share, were converted during March 2005 into common stock, resulting in the issuance of 1,000,000 common shares. The Company recorded $1,000 to common stock and $9,000 to additional paid -in -capital.

In connection with the employment agreements, on March 25, 2005, 550,000 stock options were granted to one employee and on May 2, 2005, another 550,000 stock options were granted to a second employee. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price that shall be equal to the lesser of (i) 66-2/3% of the price per share of Common Stock as established in any Company offering and sale of Common Stock occurring prior to April 30, 2006, and (ii) $1.00 per share. These options are exercisable from June 1, 2005 until June 1, 2015. The compensation cost related to the options is being listed as deferred compensation and periodically as earned over the vesting period. The Company recorded $563,291 and $488,973 in the selling, general and administrative expense for the years ended December 31, 2006 and 2005, respectively.

The Company accounted for non-plan options granted to employees using FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”) prior to January 1, 2006. The Company has computed, for pro forma disclosure purposes, the fair value of the employee options granted on the dates of grant in 2005 using the Black-Scholes pricing model with the following weighted average assumptions:

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

In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to $1.00.

In February 2006, the Company engaged Chardan Capital Markets LLC., as its investment advisers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the agreement. As of December 31, 2006, all shares had been earned.

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

During May 2006, convertible debentures in the principal amount of $1,000,000 and accrued interest of $109,607 were converted into common stock, resulting in the issuance of 1,497,810 common shares. (See NOTE 10)

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. In addition, the Company issued to the placement agent 631,562 warrants valued at $645,881 and paid fees of $181,000. All the warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price. As the fair value of warrants and conversion option exceeded the net proceeds of $2,150,000 from preferred stock, the Company deemed the fair value of the preferred stock to be $0 at inception. The $2 reflects the minimum par value of the stock.

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. In October 2006, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 55,850 shares of the Company’s common stock valued at $53,750.

As of December 31, 2006, the Company has accrued $49,500 in dividends at the rate of 10% per annum. In January 2007, subsequent to the balance sheet date, this dividend was paid with 81,068 shares of the Company’s common stock.

The Company may mandate conversion of the Convertible Preferred Stock if the closing bid price of the common stock exceeds $2.50 for twenty (20) consecutive trading days. In the event of a merger or sale of more than 50% of the assets of the Company, or in the event shares of common stock issuable upon the conversion of Convertible Preferred Stock or exercise of warrants fail or cease to be registered as contemplated by the terms of the Certificate of Designation of the Relative Rights and Preferences of Series 2006 A Convertible Preferred Stock, the Convertible Preferred Stock is redeemable at a price of $1,000 per share, plus any accrued and unpaid dividends payable thereon, payable at the option of the Company in cash or in shares of the Company’s common stock.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of December 31, 2006, a penalty of $35,700 was accrued.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,246 was charged to financing costs, a non-operating expense, in the statements of operations.

At inception, the Warrants and Conversion Options had a reset provision for the exercise price based on the same contingent event. Management assigned an equal probability of 50% to each of the conditions at inception to weight the fair value. The Company computed the weighted fair value at June 8, 2006 of the Series A Warrants and Conversion Options using the Black-Scholes pricing model with the following weighted average assumptions:

Stock price	$1.10
Exercise price	$0.5-1.5
Expected life in years	4.5 years
Risk free interest rate	5.04%
Expected volatility	179%
Dividend yield	0%

As of December 31, 2006, the Company believed that none of the events that trigger redemption upon major corporate events  were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other  events that are not within Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of  December 31,  2006, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value. there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of December 31, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $1,477,689 and $1,723,660, respectively, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  As of December 31, 2006, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.55
Exercise price	$0.5-1.0
Expected life in years	4.42 years
Risk free interest rate	4.70%
Expected volatility	153%
Dividend yield	0%

In October 2006, 170 shares of the Company’s 2006 Series A Convertible Preferred Stock were converted into 340,000 shares of the Company’s common stock at conversion price of $0.50 per common share.

NOTE 12. TRADING IN COMPANY'S SECURITIES

From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, subsequent to the balance sheet date, the shares of the Company have been trading with the new symbol SSUR.

NOTE 13. STOCK-BASED COMPENSATION PLANS

Plan Options

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

Non-Plan Options

On March 25, 2005, 550,000 stock options were granted to one employee and on May 2, 2005, another 550,000 stock options were granted to a second employee in accordance with their employment agreements. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015

Method of Accounting

Effective January 1, 2006, the Company’s Plan and options granted outside of the Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to outstanding awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

Prior to January 1, 2006, the Company accounted for similar transactions using APB 25 and FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and No. 25 (“FIN 28”). The Interpretation clarifies the accounting for compensation related to variable stock options and specifies that compensation should be measured at the end of each period as the amount by which the quoted market value of the shares of the Company’s common stock covered by a grant, exceeds the option price or value specified under the plan and should be accrued as a charge to expense over the periods the employee performs the related services. Changes in the quoted market value should be reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur until the date the number of shares and purchase price, if any, are both known.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of FAS No. 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to January 1, 2006.

As a result of the adoption of FAS 123(R), the Company's results for the year ended December 31, 2006 include share-based compensation expense of $563,291 recorded in the selling, general and administrative expenses for the year ended December 31, 2006  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the year ending December 31, 2006, the assumptions made in calculating the fair values of options are as follows:

For the Year ended
December 31, 2006
Expected term (in years)	5
Expected volatility	181.5%
Expected dividend yield	0%
Risk-free interest rate	4.35%

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123 (R):

The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year.

For the year ended
December 31, 2005
(Restated)

Net loss to common shareholders
As reported	$(2,560,673)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax affects	488,973
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax affects	(1,515,128)
Pro forma	$(3,586,828)

Basic and diluted net loss per share
As reported	$(0.08)
Pro forma	(0.11)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following approximate weighted-average assumptions for the year ended December 31, 2005:

Expected life in years	5 years
Risk free interest rate	4.10%
Expected volatility	207%
Expected dividend yield	0%

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the years ended December 31, 2006 and 2005:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	51,000	$19.23
Granted	1,100,000.82
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2005	1,151,000	$1.64
Granted	100,000	1.00
Exercised	—
Forfeited/expired	(51,000)	19.23
Outstanding at December 31, 2006	1,200,000	$0.85
Exercisable at December 31, 2006	825,000	$0.42

As of December 31, 2006, there was $187,081 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2006	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	8.18	$0.85	825,000	$0.42

The following table summarizes the information about warrants outstanding at December 31, 2006:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2005	4,312,000	$0.01
Granted	200,000	0.01
Exercised	(1,200,000)	0.01
Forfeited/expired	—	—
Outstanding at December 31, 2005	3,312,000	$0.01
Granted	2,647,187	1.00
Exercised	(3,250,000)	0.01
Forfeited/expired	(2,000)	0.01
Outstanding at December 31, 2006	2,707,187	$0.98

Of the above warrants, 60,000 expire in 2007, and 2,647,187 expire in 2011.

NOTE 14. INCOME TAXES

No provision for Federal income taxes was required for the years ended December 31, 2006 or 2005, due to the Company’s operating losses. At December 31, 2006 and 2005, the Company has unused net operating loss carry-forwards of approximately $44,800,000 and $43,000,000, respectively which expire at various dates through 2026. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of December 31, 2006 and 2005, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	Year Ended
	December 31,
	2006	2005

Deferred Tax Assets:
Option Expense	$100,000	$-
Deferred Compensation	200,000	200,000
Net Operating Losses	17,500,000	16,900,000
Valuation Allowances	(17,800,000)	(17,100,000)

Net Deferred Tax Asset	$0	$0

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2006	2005
U.S Federal income tax statutory rate	34.0%	34.0%
State income tax, net of federal income tax benefit	5.0%	5.0%
Deferred tax asset allowance	(39.0%)	(39.0%)
Effective tax rate	(0.0%)	(0.0%)

NOTE 15. OPERATING LEASES

The Company occupies premises in Framingham, MA. The lease has a three-year initial term ending March 31, 2008 and a base annual rental rate starting at approximately $26,350 and increasing to approximately $40,500 per year over that initial term. The lease also has a one-year renewal option at an annual base rental rate of approximately $40,500. The Company also occupies premises in Brooklyn, New York. This lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year. In September 2006, the Company signed a one year lease for a research facility beginning September 2006 and ending August 31, 2007 for a yearly rental of $5,100.

Aggregated minimum future lease payments required under operating leases for office and facility leases are as follows:

Year ending December 31,

2007	$59,505
2008	$24,109

Total rent expense amounted to $58,221 and $38,537 for the years ended December 31, 2006 and 2005, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

LITIGATION

On September 29, 2006, the Company and Chembio entered into a Settlement Agreement pursuant to which all matters in their litigation regarding StatSure’s barrel patent and other matters were settled. Under the terms of this agreement, the parties will equally share in the profits relating to CLEARVIEW COMPLETE HIV1/2, to be distributed by Inverness Medical, (See Note 1) after reimbursement of the manufacturing and related costs, as defined, and the parties will act jointly in the HIV barrel field. The Settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license from StatSure to Chembio of its barrel patent for all HIV applications, thereby ensuring their exclusive right to manufacture, as well as Inverness’ right to market and distribute though the marketing license that StatSure granted Inverness under the three way agreement.

ECONOMIC DEPENDENCY

For the year ended December 31, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $592,000 and $131,000 and accounts receivable from the customers as of December 31, 2006, aggregated $97,600 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the year ended December 31, 2005, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $424,000 and $149,000 and accounts receivable from the customers as of December 31, 2005, aggregated $47,750 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company.

For the year ended December 31, 2006, purchases from six suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through December 31, 2006 were approximately $62,000, $44,000, $38,000, $36,000, $31,000 and $29,000. The corresponding accounts payable at December 31, 2006, to these suppliers, aggregated approximately $16,000. For the year ended December 31, 2005, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through December 31, 2005 were approximately $95,000, $55,000 and $46,000. The corresponding accounts payable at December 31, 2005, to these suppliers, aggregated approximately $10,000.

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the United Kingdom. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales. Foreign sales during 2006 and 2005 were approximately $684,000 and $585,000, respectively. The following table represents total product sales revenue by geographic area:

	Year Ended December 31,
	2006	2005

United States	$136,985	$160,038
United Kingdom	597,891	424,527
Canada, Americas, and Asia	34,045	67,419
Africa	52,048	93,048
	$820,969	$745,032

All of the Company's long lived assets are located in the United States.

INSURANCE

Due to a lack of operations for the years ended December 31, 2006 and 2005, the Company decided to defer its costs by eliminating certain insurance coverage. As operations warrant, the Company will increase or re-instate insurance policies. The Company presently has no product liability insurance. The Company's current contract manufacturer has product liability insurance and the Company is named as a loss beneficiary. This insurance may not fully cover potential liabilities.

EMPLOYMENT CONTRACTS

In March and May of 2005, the Company entered into employment agreements respectively with Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President. Both agreements provide a minimum annual base salary of $120,000 for a term of two years and renewable annually. Either party can terminate the agreement upon 90 days notice. This base salary will increase to $180,000 per year upon closing of a financing to the Company with minimum gross proceeds of $3,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance. (See also NOTE 13.)

CONTINGENT OBLIGATION TO PREFERRED STOCKHOLDERS

On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to the Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008.

As a result of the suspension, the Company has accrued penalties through March 31, 2007 of $100,200 and such penalties continue at a rate of $21,500 per month until the registration statement is subsequently effective,

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2006, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)].  It should be  noted that the Company has amended its 2005 Forms 10Q-SB (March 31, June 30, and September 30), 10-KSB and 2006 Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 31, 2006 filings with the SEC. The reason for the amended filing was due to complex financial transactions which resulted in accounting restatements in response to an SEC routine inquiry. As a result, our chief executive officer and chief financial officer have concluded that as of December 31, 2005 our disclosure controls and procedures were not sufficently effective to ensure that all material information required to be filed in those  reports had been made known to them. Subsequent thereto,  we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these additional procedures and measures ensure that proper disclosure controls and procedures are in place  and that all material information required to be filed in those  reports.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
NAME	AGE	POSITION WITH THE COMPANY
Steven Peltzman	60	Chief Executive Officer and Chairman of The Board of Directors
D. Bruce Pattison	60	President, Chief Operating Officer and Director
Leo Ehrlich	49	Chief Financial Officer, Secretary, and Director
Richard Woodrich	61	Director
Joseph Levi	48	Director

The following are brief summaries of the business experience of the directors and executive officers of the Company during 2006, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

Mr. Steven Peltzman has been a consultant to the Company from October 2004. As of March 25, 2005, the Company and Mr. Peltzman have signed an employment agreement whereby Mr. Peltzman has become the Company's Chief Executive Officer. Mr. Peltzman brings more than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology-based biopharmaceutical, drug-delivery, and device companies. During 2006, Mr. Peltzman was a Director and Interim President of InterPath Pharmaceuticals, Inc., a private, Houston-based oncology company. Mr. Peltzman wasalso a Director of Protein Polymer Technologies, Inc. (PPTI) a San Diego based biotechnology company engaged in genetically engineered proteins targeting biomedical and special materials applications. Mr. Peltzman is member of the Board of Overseers at Beth Israel Deaconess Medical Center, a graduate of the University of Rochester and of the Advanced Management Program at Harvard University's Graduate School of Business Administration.

Mr. D. Bruce Pattison has thirty-four years of business experience as a CEO and in other senior executive leadership roles; his career involved advanced technology businesses serving the medical diagnostic and therapeutic markets. He has managed the product development, clinical trials and market introduction of several unique medical technologies. Throughout the 1970's Mr. Pattison held a number of management positions within the medical division of Corning Glass Works. During this time he developed the strategic plan and market introduction for Corvac, a unique evacuated tube for collecting blood and harvesting serum for chemistry analysis. This product is still "the standard method" utilized for serum chemistry sample collection. As President of Infusaid Corporation from 1981 to 1985 he took the world's first implantable drug delivery pump through the FDA's PMA process and market introduction; he managed the development of clinical applications for treating chronic intractable pain, severe spasticity, and hepatic metastases. During this time Infusaid also developed and brought to market the first vascular access port. These devices are now part of standard practice for patients receiving systemic chemotherapy regimens. Mr. Pattison has served as CEO of Omniflow, a venture capital backed company that developed and brought to market a sophisticated four-channel bedside drug delivery pump. Mr. Pattison was a principle in Therex Corporation a company that developed and brought to market a second generation implantable pump and vascular access port. He negotiated the sale of Therex to Arrow International in 1995 and stayed on to manage the drug delivery division for Arrow. As part of a change in Arrows' strategic direction, Mr. Pattison negotiated the sale of the implantable pump business to Johnson& Johnson in 2002. Following the divestiture of this business unit, Mr. Pattison has served with its acquirer, J&J, as Executive Director of drug delivery and as a consultant to certain J&J entities developing drug delivery platforms. Mr. Pattison is a graduate of Cornell University, Ithaca NY.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission. They must also furnish copies of these reports to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2006 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that a Form 4 for Helenka Bodner was  filed late.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2006 concerning compensation awarded to, earned by or paid the Company's Executive Officers.

Name and Principal Position	Year	Salary ($)[1]	Bonus ($)[2]	Option Awards ($)[3]	All Other Compensation	Total ($)
Steven Peltzman, CEO and Chairman of the Board[4,6]	2006	$120,000	$-	$299,677	$-	$419,677
D. Bruce Pattison, President, COO, and Director[4]	2006	$120,000	$-	$263,614	-	$383,614
Leo Ehrlich, CFO, Secretary, and Director[4]	2006	$60,000	$-	$-	$-	$60,000
Moshe Bodner[5] , Sales and marketing	2006	$120,000	$-	$-	$-	$120,000

[1]	Salary is total base salary.

[2]	No bonuses were paid.

[3]	The valuations of these options reflect the compensation costs of each option award over the requisite service period in accordance with FAS123R.

[4]	Also serves as a director on the Company’s board of directors and does not receive any compensation for this director role.

[5]	MosheBodner is the husband of Helenka Bodner. See Item 11. Security Ownership Of Certain Beneficial Owners And Management.

[6]	Principal executive officer (“PEO”).

Employment Agreements

In March and May of 2005, the Company entered into employment agreements respectively with Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President. Both agreements provide a minimum annual base salary of $120,000 for a term of two years and renewable annually. Either party can terminate the agreement upon 90 days notice. This base salary will increase to $180,000 per year upon closing of a financing to the Company with minimum gross proceeds of $3,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the company. Each executive, if terminated by the Company without cause, would be entitled to six months severance.

Additionally both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Option Vesting Date
Steve Peltzman[1]	100,000		0.10	03/24/2015	3/25/2005
	150,000		1.00	03/24/2015	10/01/2005
	150,000		1.00	03/24/2015	10/01/2006
		150,000	1.00	03/24/2015	10/01/2007
Bruce Pattison[1]	100,000		0.10	5/01/2015	5/01/2005
	150,000		1.00	5/01/2015	10/01/2005
	150,000		1.00	5/01/2015	10/01/2006
		150,000	1.00	5/01/2015	10/01/2007

[1]	See “Employment Agreements” in preceding paragraph

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($) [2]	Total ($)
Richard Woodrich	$52,000	$-	$23,242	$75,242
Joseph Levi	12,000	-	23,243	35,243

1Cash compensation for outside directors is set at $3,000 per quarter. The audit committee of the Board of Directors was established November 15, 2005 composed of directors Richard Woodrich and Joseph Levi, with Mr. Woodrich serving as chairman. Mr. Woodrich is compensated an additional sum of $40,000 per annum for the necessary services as chairman of the Audit Committee;

2 In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price of $1.00. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and each of our “named executive officers” and all of our directors and executive officers as a group as of March 15, 2007.
NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENEFICIALLY OWNED	PERCENT OF SHARES BENEFICIALLY OWNED
Steve Peltzman (1,3)
c/o SDS, Inc.	400,000	1.1%
1Clarks Hill Rd
Framingham, MA. 01702

Bruce Pattison (1,3)
c/o SDS, Inc.
1Clarks Hill Rd	400,000	1.1%
Framingham, MA. 01702

Richard Woodrich (1,4)
c/o SDS, Inc.
1Clarks Hill Rd	41,666	*
Framingham, MA. 01702

Leo Ehrlich (1)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230	3,667,442	9.8%

Joe Levi (1,4)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230	41,666	*

All Executive Officers,
Directors and Director
nominees as a group	4,550,774	11.9%

Helenka Bodner
1337 E. 9th St
Brooklyn, NY 11230	15,266,896	40.9%

Jules Nordlicht
225 West Beech St
Long Beach, NY 11561	2,500,000	6.7%

* Denotes beneficial ownership of less than 1%.

(1)	Director of the Company.

(2)	The percentage includes the warrants held and fully exercisable within 60 days subsequent to March 15, 2007.

(3)	Does not include 300,000 shares in the aggregate,(150,000 each )of shares issuable upon exercise of options that are not exercisable within the next 60 days.

(4)	Does not include 16,668 in the aggregate, (8,334 each) of shares issuable upon exercise of options that are not exercisable within the next 60 days.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 15, 2007 , are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder. Percentage of ownership is based on 37,294,219 shares of common stock outstanding on March 15,2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Per a promissory note dated January 2004, Helenka Bodner agreed to advance or cause to be advanced to the Company from time to time, through December 31, 2005, up to the sum of $1,000,000 at the interest rate of 12% per annum in order to advance the process of the FDA approval of the StatSure(TM) HIV Rapid Test. As of December 31, 2005, this loan has been paid off. During 2006, this shareholder made additional advances to the Company. The loan was interest free and had no conversion features. As of December 31, 2006, the additional advances made by this shareholder were repaid.

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of December 31, 2006, the loan balance to this shareholder aggregated $1,602,004. An additional amount of $234,313 of interest on this note has been accrued during 2006 and remains owed as of December 31, 2006. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan.

On March 25, 2005, 550,000 stock options were granted to Steve Peltzman, CEO, and on May 2, 2005, another 550,000 stock options were granted to Bruce Pattison, President, pursuant to an employment agreement. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable from June 1, 2005 until June 1, 2015.

Director Independence

Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). We do not currently have an independent director under the above definition. We do not list that definition on our Internet website.

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

4.16	Amended Certificate of Designations, Rights and Preferences of the Series 1998-A Convertible Preferred Stock, incorporated by reference to Exhibit 4.14 of the 1998 10-QSB

4.17	Certificate of Designations, Rights and Preferences of the Series 1998-B Convertible Preferred Stock, incorporated by reference to Exhibit 4.16 of the 1998 10-QSB

4.25	Letter Agreement dated April 23, 1999, between the Company and Biscount Overseas Limited regarding Series 1998-B Convertible Preferred Stock

4.26	Loan agreement with Helenka Bodner, dated December 6, 1999

4.27	Form of Securities Purchase Agreement for sale of 9% Convertible Debentures commencing January 2005.

4.28	Audit Committee Charter commencing November 2005.

4.29	Certificate Of Designation Of The Relative Rights And Preferences Of The Series 2006 A Convertible Preferred Stock, incorporated by reference to Exhibit 4.18 of the August 4, 2006 SB-2.

5.1	Legal Opinion, Krieger & Prager, LLP

10.2	Employment Agreement, dated August 9, 1994, between the Company and David Barnes, incorporated by reference to Exhibit 10.3 to the 1996 10-KSB. #

10.3	1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Form S-1. #

10.4	1994 Stock Option Plan, incorporated by reference to Exhibit A of the Proxy Statement for the Company's 1994 Annual Meeting. #

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

10.12	Amendment to Sub-License Agreement, dated March 8, 1995, incorporated by reference to Exhibit 10.18 of the 1997 10-KSB

10.13	Agreement between Unilever PLC and the Company dated December 15, 1997, incorporated by reference to Exhibit 10.19 of the 1997 10-KSB

10.14	Distribution Agreement between Cadila Healthcare, Ltd. and the Company, dated January 18, 1999

10.15	Employment Agreement dated March 25, 2005 between the Company and Steve Peltzman.

10.16	Distribution Agreement between Memorand Management (1998) Ltd. and the Company, dated July 8, 2004

10.16	(2) Employment Agreement dated May 2, 2005 between the Company and Bruce Pattison.

10.17	Distribution Agreement between Ozonebio and the Company, dated August 15, 2004

10.18	Series A Convertible Preferred Stock Purchase Agreement, incorporated by reference to Exhibit 10.18 of the August 4, 2006 SB-2.

10.19	Series A Warrant To Purchase Shares Of Common Stock incorporated by reference to Exhibit 10.18 of the August 4, 2006 SB-2.

10.20
HIV Barrel License, Marketing and Distribution Agreement Dated As Of September 29, 2006 Among Inverness Medical Innovations, Inc. And Chembio Diagnostic Systems, Inc. And StatSure Diagnostic Systems, Inc. incorporated by reference to Exhibit 10.1 of the October 6, 2006 8-K

10.21	Joint HIV Barrel Product Commercialization Agreement with Chembio Diagnostic Systems, Inc. incorporated by reference to Exhibit 10.2 of the October 6, 2006 8-K

10.22	Settlement Agreement with Chembio Diagnostic Systems, Inc. incorporated by reference to Exhibit 10.3 of the October 6, 2006 8-K

21	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Form S-1

23.1*	Consent of Independent Accountants

24*	Powers of Attorney (included on the signature pages to this Annual Report)

31*	Certification required under Section 302 of the Sarbanes Oxley Act of 2002

32*	Certification required under Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Company's independent accountants during the years ending December 31, 2006 and 2005 were Lazar Levine & Felix LLP.

Audit Fees. During the years ended December 31, 2006 and 2005, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $145,000 and $65,824, respectively.

Audit-Related Fees. During years ended December 31, 2006 and 2005 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the years ended December 31, 2006 and 2005.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2006 and 2005, other than the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007
STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman
Steve M. Peltzman Chairman of the Board and Chief Executive Officer

/s/ Leo Ehrlich
Leo Ehrlich Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2007.

/s/ D. Bruce Pattison
D. Bruce Pattison President, Chief Operating Officer and Director

/s/ Richard Woodrich
Richard Woodrich Director

/s/ Joseph Levi
Joseph Levi Director