Form 10KSB/A
period 2005-12-31
StatSure Diagnostic Systems, Inc.
filed 2007-04-20
CIK 885534

U.S. SECURITIES AND EXCHANGE
 COMMISSION WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 2)

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

This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Statsure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the year ended December 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows and (ii) revise related and other disclosures included in the annual report on Form 10-KSB.

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

This Amendment No. 2 amends Parts I and II of the Annual Report on Form 10-KSB for the year ended December 31, 2005. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-KSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

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

In 2005, the Company charged bad debt expense and increased its allowance for doubtful accounts by $51,982, to create a 100% allowance against a receivable of $102,477 from one customer. We have given this account over to attorneys for collection and at this time are uncertain if this will result in the collection of this outstanding account.

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

This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Statsure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the year ended December 31, 2005 is being filed to (i) restate the Company's Balance Sheet and Statements of Operations and Cash Flows and (ii) revise related and other disclosures included in the annual report on Form 10-KSB.

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

This Amendment No. 2 amends Parts I and II of the Annual Report on Form 10-KSB for the year ended December 31, 2005. This Amendment No. 2 continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-KSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

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

Dated: April 18, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman
Steve M. Peltzman Chief Executive Officer

/s/ Leo Ehrlich
Leo Ehrlich Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 18, 2006.

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

As more fully described on Note 3 to the financial statements, the accompanying balance sheet as of December 31, 2005 and the related statements of operations,  shareholders' deficit and cash flows for the year then ended have been restated to reflect the proper accounting for certain transactions.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
 (FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)
STATEMENTS OF SHAREHOLDERS' DEFICIT

	SERIES 1998-B
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT

Balances, January 1, 2004	—	—	30,509,491	$30,509
Net loss	—	—	—	—

Balances, December 31, 2004	—	—	30,509,491	30,509
EXERCISE OF WARRANTS	—	—	1,200,000	1,200
CONVERSION OF DEBENTURES	—	—	60,000	60

WARRANTS ISSUED FOR SERVICES RENDERED	—	—	—	—
OPTIONS GRANTED TO EMPLOYEES	—	—	—	—
BENEFICIAL CONVERSION FEATURE OF
CONVERTIBLE NOTES	—	—	—	—
NET LOSS	—	—	—	—
BALANCES, DECEMBER 31, 2005	—	—	31,769,491	$31,769

	ADDITIONAL PAID-IN	DEFERRED	ACCUMULATED	TOTAL
	DEFICIT	COMPENSATION	DEFICIT	(DEFICIT)

Balances, January 1, 2004	$42,073,056	$—	$(43,489,807)	$(1,386,242)
Net loss	—	—	(280,482)	(280,482)

Balances, December 31, 2004	42,073,056	—	(43,770,289)	(1,666,724)
EXERCISE OF WARRANTS	10,800	—	—	12,000
CONVERSION OF DEBENTURES	59,940	—	—	60,000

WARRANTS ISSUED FOR SERVICES RENDERED - as restated	399,622	—	—	399,622
OPTIONS GRANTED TO EMPLOYEES AS COMPENSATION	491,900	(2,927)	—	488,973
BENEFICIAL CONVERSION FEATURE OF CONVERTIBLE NOTES - as restated	1,510,000	—	—	1,510,000
NET LOSS - as restated	—	—	(2,560,673)	(2,560,673)
BALANCES, DECEMBER 31, 2005-as restated	$44,545,318	$(2,927)	$(46,330,962)	$(1,756,802)

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
(FORMERLY KNOWN AS SALIVA DIAGNOSTIC SYSTEMS, INC.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)
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

10. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009 and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the Company recognized this beneficial conversion feature by amortizing the beneficial conversion feature using the interest method of accounting, resulting in a charge to interest expense of $186,597 for the year ended December 31, 2005. As of December 31, 2005; the Company had sold an aggregate of $1,510,000 in convertible debentures. During September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock, resulting in the balance of outstanding debentures payables to be reduced to $1,450,000. Principal payments of debentures payable for the next 4 years are $362,500, $483,333, $483,333, and $120,834 and respectively. As of December 31, 2005, the Company was in default on payment of interest on the debentures. As a result, in accordance with the debenture agreements, these debentures become payable on demand unless the default is waived by the investors.

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

The compensation cost related to the options is being deferred over the vesting period. The Company recorded $263,776 and $225,197 in the selling, general and administrative expense for each respective employee for the year ended December 31, 2005.

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

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the years ended December 31, 2005 and 2004:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	51,000	$19.23
Options granted	--	--
Options exercised	--	--
Options exercised or canceled	--	--
Outstanding at December 31, 2004	51,000	$19.23
Options granted	1,100,000	0.82
Options exercised	--
Options exercised or canceled	--
	1,151,000	$1.64

The following table summarizes the information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Months)	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2005	Weighted Average Exercise Price Per Share
$5-$101.50	51,000	2	$19.23	51,000	$19.23
$0. 10-$1.00	1,100,000	9.42	$0.84	500,000	$0.64

The following table summarizes the information about warrants outstanding at December 31, 2005:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,312,000	$0.01 - $335
Warrants granted	--	--
Warrants exercised	--	--
Warrants exercised or canceled	--	--
Outstanding at December 31, 2004	4,312,000	$0.01 - $335
Warrants granted	200,000	0.01
Warrants exercised	(1,200,000)	0.01
Warrants exercised or canceled	--
	3,312,000	$0.01 - $335

Of the above warrants, 2,000 expire in 2006, 60,000 in 2007, and 3,250,000 in 2013.

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