Form 10QSB/A
period 2006-06-30
StatSure Diagnostic Systems, Inc.
filed 2007-04-20
CIK 885534

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of StatSure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the three and six month period ended June 30, 2006 is being filed to amend disclosure in a footnote to the Company’s 10-QSB/A Amendment No. 1 filed on March 8, 2007 set forth below . The explanation for Amendment No. 1 on Form 10-QSB/A is described in Note 4 to the financial statements.

Note 10. Shareholders' Equity Transactions- corrected disclosure of footnote.

This Amendment No. 2 amends Part I of the Quarterly Report on Form 10-QSB for the three and six month periods ended June 30, 2006. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB
INDEX

		PAGE

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets - June 30, 2006 (unaudited) and
	December 31, 2005	4

	Statements of Operations - Three Months and Six Months Ended
	June 30, 2006 and 2005 (unaudited)	5

	Statements of Cash Flows- Six Months Ended
	June 30, 2006 and 2005 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	20

Item 3.	Controls and Procedures	31

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities	32

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

Certifications		36

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

4. Restatement

Explanation for this filing of the Company’s 10-QSB/A Amendment No. 2

This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of StatSure Diagnostic Systems, Inc., formerly Saliva Diagnostic Systems Inc. (the Company) for the three and six month period ended June 30, 2006 is being filed to amend disclosure in a footnote to the Company’s 10-QSB/A Amendment No. 1 filed on March 8, 2007 set forth below . The explanation for Amendment No. 1 on Form 10-QSB/A is described in Note 4 to the financial statements.

Note 10. Shareholders' Equity Transactions- corrected disclosure of footnote.

Explanation for the previous filing of the Company’s 10-QSB/A Amendment No. 1

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

In February 2006, the Company engaged Chardan Capital Markets LLC. as its investment bankers. The agreement is for a period of 12 months. For the advisory services, the Company has agreed to issue a total of 300,000 shares of its common stock of which 100,000 shares were issued on signing of the agreement and the remaining 200,000 shares are to be issued in eight equal installments of 25,000 shares on the 1st day of each month following the date of the aagreement. As of June 30, 2006, the first four monthly installments totaling 100,000 shares had been earned and issued.

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

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. As of June 30, 2006, the Company has not declared a dividend on the preferred stock.

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

There is no stated limit on the maximum penalty that could be incurred. However, the maximum penalty is effectively capped as the period or periods for which payments are due for events of default and limited under the registration rights agreement to 24 months. Accordingly, the penalty is capped at 24%. The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective, and no penalty was payable at June 30, 2006.

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

Stock price	$ 1.10
Exercise price	$ 0.5-1.5
Expected life in years	4.5 years
Risk free interest rate	5.04%
Expected volatility	179%
Dividend yield	0%

As of June 30, 2006, the Company believed that none of the events that trigger redemption were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. The events that are not within Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these two events are not in its control, as of June30, 2006, they are not probable of occurring. As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value.

As of June 30, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $786,660 and $1,375,978 been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  As of June 30, 2006, the Company used Black-Scholes option pricing model to revalue fair value of warrants and conversion options with the following assumptions:

Stock price	$ 1.50
Exercise price	$ 0.5-1.0
Expected life in years	4.5 years
Risk free interest rate	5.10%
Expected volatility	179%
Dividend yield	0%

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