Form 10QSB
period 2007-03-31
StatSure Diagnostic Systems, Inc.
filed 2007-05-21
CIK 885534

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1549305
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

1 Clarks Hill, Framingham, MA. 01702
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
Yes☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of April 30,2007 was 37,379,314 shares.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB
INDEX

PAGE

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets - March 31, 2007 (unaudited) and
	December 31, 2006	3

	Statements of Operations - Three Months Ended
	March 31, 2007 and 2006 as restated (unaudited)	4

	Statements of Cash Flows- Three Months Ended
	March 31, 2007 and 2006 as restated (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	And Plan of Operation	15

Item 3.	Controls and Procedures	18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures.		20

Certifications		21

PART I FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,837	$109,332
Accounts receivable, net of allowance for doubtful accounts	107,664	176,135
Inventories	43,937	40,241
Prepaid expenses	8,507	6,857

Total current assets	184,945	332,565

Property and equipment, net of accumulated depreciation of $561,280 (2007) and $557,613 (2006)	38,482	42,149

OTHER ASSETS:
Patents and trademarks, net of accumulated amortization of $152,019 (2007) and $148,428 (2006)	110,627	108,108
Deferred costs, less accumulated amortization of $460,562(2007) and $455,503 (2006)	11,438	16,497
Deposits	14,350	14,350

Total other assets	136,415	138,955

TOTAL ASSETS	$359,842	$513,669

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - shareholders	$156,313	$240,000
Debentures payable-net of discount	106,878	70,568
Accounts payable	129,838	100,758
Customer advances	—	31,792
Accrued expenses	505,651	360,665
Accrued payroll expense to officers	127,499	127,499
Payroll and payroll taxes payable	11,300	11,300
Dividends payable in stock to preferred stockholders	49,500	49,500

Total current liabilities	1,086,979	992,082

LONG-TERM DEBT
Deferred rent payable	6,352	6,745
Note payable - shareholder	1,516,504	1,361,504
Derivative instrument	1,842,517	3,238,778

TOTAL LIABILITIES	4,452,352	5,599,109

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500shares authorized, $.001 par value, 2,150 issued and outstanding	2	2
SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 37,294,219 (2007) and 37,213,151 (2006)	37,294	37,213
Additional paid-in capital	46,765,336	46,643,371
Accumulated deficit	(50,895,142)	(51,766,026)

TOTAL SHAREHOLDERS’ DEFICIT	(4,092,512)	(5,085,442)

TOTAL LIABILITIES AND SHAREHLDERS’ DEFICIT	$359,842	$513,669

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES:
Product Sales	$142,862	$213,059
Other	10,986	—

Total revenues	153,848	213,059

COSTS OF PRODUCTS SOLD	21,729	46,390

Gross profit	132,119	166,669

OPERATING EXPENSES:
Research and development expenses	21,048	69,149
Selling, general and administrative expense	431,104	661,340

Total costs and expenses	452,152	730,489

Loss from operations	(320,033)	(563,820)

OTHER INCOME (EXPENSES):

Interest expense - net	(55,034)	(123,962)
Interest expense on beneficial conversion feature	(36,310)	(117,612)
Derivative income	1,396,261	—
Penalties	(64,500)	—

Total other income (expenses):	1,240,417	(241,574)
	920,384	(805,394)
Net Income (Loss) before provision for income taxes

Provision for income taxes	—	—

NET INCOME (LOSS)	920,384	(805,394)

Dividends - Preferred stock series 2006-A	49,500	—

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$870,884	$(805,394)

BASIC INCOME (LOSS) PER SHARE	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC PER SHARE CALCULATION	37,262,277	32,192,408
DILUTED INCOME (LOSS) PER SHARE	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN DILUTED PER SHARE CALCULATION	45,988,736	32,192,408

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$920,384	$(805,394)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,258	9,072
Amortization of deferred costs	5,059	56,730
Options granted to non-employee	11,622	11,621
Beneficial conversion feature of convertible debentures	36,310	117,612
Stock issued for consulting services	—	112,000
Options granted to employees as compensation	60,924	164,614
Mark-to-Market gain on derivative instruments	(1,396,261)	—
Changes in assets and liabilities:
Accounts receivable	68,471	65,791
Inventories	(3,696)	(26,033)
Prepaid expenses	(1,650)	4,608
Accounts payable, accrued payroll expense to officers and accrued expenses	142,274	201,109
Deferred rent	(393)	—

Net cash used in operating activities	(149,698)	(88,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of patents and trademarks	(6,110)	(34,814)

Net cash used in investing activities	(6,110)	(34,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	155,000	146,222
Repayments of shareholder loans	(83,687)	(104,852)
Proceeds from issuance of common stock	—	15,000

Net cash provided by financing activities	71,313	56,370

NET DECREASE IN CASH AND CASH EQUIVALENTS	(84,495)	(66,714)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,332	76,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,837	$9,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,441	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Common stock issued in lieu of cash dividend payments	$49,500	$—
Reclassification of accrued interest to loan principal	$—	$239,404

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

1. Description of Business

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

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,895,142 at March 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 (See Notes 5, 6, and 7), substantial additional financing will be required in future periods.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company intends to continue to seek public or private placement of its equity securities in order to provide the funds necessary to meet its obligations. In addition, Management believes that the agreements it entered into in September 2006 (See Note 1), will enable the Company to increase its revenues significantly in the second half of this fiscal year. The Company's future capital needs will depend upon numerous factors, including the progress of the approval for sale of the Company's products in various countries, including the United States, the extent and timing of the acceptance of the Company's products, the cost of marketing and manufacturing activities and the amount of revenues generated from operations, none of which can be predicted with certainty. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses and significant capital requirements, however, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

3. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three month periods ended March 31, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any other portion thereof.

Recent Accounting Pronouncement:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008.

Earnings (Loss) Per Common Share

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Earnings Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The fully diluted earnings per share of $.02 for the three months ended March 31, 2007 is the same as basic earnings per share. This is due to the securieties presented on a common stock equivalent basis and outstanding at March 31, 2007 have been excluded from the per share computation as the add back of the change in fair value of the derivative income effect would be anti-dilutive. The diluted loss per share of $(.02) for the three months ended March 31, 2006 is the same as the basic loss per share. Such securities presented on a common stock equivalent basis and outstanding at March 31, 2006 have been excluded from the per share computation because they are antidilutive.

4. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of identifiable assets is not applicable since all of our revenues outside the United States are export sales.

The following table represents total product sales revenue by geographic area:

	Three months ended March 31,
	2007	2006

United States	$52,642	$51,064
United Kingdom	70,870	158,936
Africa	-	588
Others	19,350	2,471
	$142,862	$213,059

5. Debentures Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $36,310 for the three months ended March 31, 2007. The Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,607 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

As of March 31, 2007 there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at March 31, 2007 of $337,500 plus accrued interest of $23,476 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

Debentures payable-net of discount in the amount of $106,878, is the net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $230,622, and is shown on the balance sheet as a current liability.

6. Financing From Shareholders

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of March 31, 2007, the loan balance to this shareholder aggregated $1,672,817. An additional amount of $47,544 of interest on this note has been accrued during 2007 and remains owed as of March 31, 2007. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. Minimum payments due under the promissory note as of March 31, 2007 through maturity in 2008 are $156,313 in 2007 and $1,516,504 in 2008.

7. Series 2006-A Convertible Preferred Stock

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

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. In January 2007, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 81,068 shares of the Company’s common stock valued at $49,500.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

As of March 31, 2007, the Company has accrued $49,500 in dividends at the rate of 10% per annum. In April 2007, subsequent to the balance sheet date, this dividend was paid with 85,095 shares of the Company’s common stock.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registerable Shares covered by the registration statement have been sold or (y) the date on which the Registerable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of March 31, 2007, a penalty of $64,500 was accrued for the first quarter 2007 and $100,200 in cumulative penalties has been accrued since the registration was suspended.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company had initially recorded the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the initial difference of $3,644,246 was charged to financing costs, a non-operating expense, in the statements of operations.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

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

As of March 31, 2007, the Company believed that none of the events that trigger redemption upon major corporate events were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within the Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of March 31, 2007, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of March 31, 2007, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $562,596 and $833,665, respectively, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  As of March 31, 2007, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.35
Exercise price	$0.5-1.0
Expected life in years	4.17 years
Risk free interest rate	4.54%
Expected volatility	136.8%
Dividend yield	0%

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

8. Shareholders’ Equity Transactions

During the period ended March 31, 2007, the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500.

As of March 31, 2007, the Company has accrued $49,500 in dividend obligations at the rate of 10% per annum. In April 2007, subsequent to the balance sheet date, this dividend was paid with 85,095 shares of the Company’s common stock.

9. Stock-Based Compensation Plans

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

Non-Plan Options

Method of Accounting

On March 25, 2005, 550,000 stock options were granted to one employee and on May 2, 2005, another 550,000 stock options were granted to a second employee in accordance with their employment agreements. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015. During the periods ended March 31, 2007 and 2006, the Company recorded $60,924 and $164,614 respectively as compensation expense.

The fair value for stock awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2006
Expected term (in years)	5
Expected stock price volatility	206%
Risk-free interest rate	4.27%
Expected dividend yield	0%
Estimated fair value per option granted	2.25

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

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

The Company's results for the three months ended March 31, 2007 include share-based compensation expense of $11,622 recorded in the selling, general and administrative expenses.

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

The fair value for stock awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (in years)	5
Expected stock price volatility	182%
Risk-free interest rate	4.35%
Expected dividend yield	0%
Estimated fair value per option granted	1.395

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,200,000	$0.85
Granted	--
Exercised	--
Forfeited/expired	--
Outstanding at March 31, 2007	1,200,000	$0.85
Exercisable at March 31, 2007	833,333	$0.42

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

As of March 31, 2007, there was $126,157 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at March 31, 2007	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	7.93	$ 0.85	833,333	$0.42

The following table summarizes the information about warrants outstanding at March 31, 2007:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,707,187	$0.98
Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at March 31, 2007	2,707,187	$0.98

Of the above warrants, 60,000 expire in 2007, and 2,647,187 expire in 2011.

10. Contingencies

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

ECONOMIC DEPENDENCY

For the three months ended March 31, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $70,000 and $52,000 and accounts receivable from these customers as of March 31, 2007, aggregated $81,000 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products.

For the three months ended March 31, 2007, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the first quarter 2007 were $7,197, $8,955 and $10,968. The corresponding accounts payable to these suppliers were $0, $7,832 and $7,816.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO FIANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

As a result of the suspension, the Company has accrued penalties through March 31, 2007 of $100,200. Such penalties continued to accrue at rate of $21,500 per month until May 11, 2007, when the Registration Statement was declared effective.

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
The Company's principal executive offices are located at 1 Clarks Hill, Framingham, MA. 01702.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,895,142 at March 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report on the Company’s Form 10-KSB for December 31, 2006 stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. (SEE CRITICAL ACCOUNTING POLICIES - FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006)

RESULTS OF OPERATIONS

First Quarter of 2007 Compared to First Quarter of 2006

REVENUES: The Company’s revenues consist of product sales, royalties and other income. Revenues decreased to $153,848 in the first quarter of 2007 from the revenues of the first quarter of 2006 of $213,059. The 2007 decrease in revenues was due to fewer sales of our saliva collector. The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. The Company expects an increase in revenues in the second quarter 2007 over the second quarter 2006.

In 2007, rental income of $10,986 was received from Chembio Diagnostic Systems, Inc., for the use of an assembly machine.

COST OF PRODUCTS SOLD: Costs of products sold decreased to $21,729 (15% of product sales) in the first quarter of 2007 from $46,390 (22% of product sales) in the first quarter of 2006.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses decreased to $21,048 in the first quarter of 2007 from $69,149 in the first quarter of 2006. The decrease in the first quarter 2007 is due to the abandonment of the StatSure(TM) HIV test clinical trials in the fourth quarter of 2006. The expenses for research and development are expected to continue decreasing until such time as the Company has sufficient funds to implement a new R&D program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased to $431,104 in the first quarter of 2007, from $661,340 in the first quarter of 2006. During the first quarter of 2007 the Company had a decrease in payroll expenses of approximately $100,000 due to payment through equity issuances in 2006, and a decrease in consulting expense of $134,000 paid with equity issuances in 2006.

INTEREST EXPENSE, NET: Interest expense, net decreased to $55,034 in 2007 from $123,962 in 2006. The decrease in 2007 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

INTEREST EXPENSE ON BENEFICIAL CONVERSION FEATURE: Interest expense on beneficial conversion feature decreased to $36,310 in the first quarter of 2007 from $117,612 in the first quarter of 2006. The decrease of this non-cash expense was due to the conversion of $400,000 of debentures which resulted in the related beneficial conversion being written off.

DERIVATIVE INCOME: Non-cash derivative income of $1,396,261 for the three months ended March 31, 2007 was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price $0.55 to $0.35. The Company did not have derivative instruments in the same period of 2006.

PENALTIES: As a result of the withdrawal of the registration statement filed in 2006, the Company accrued penalties of $64,500 for the first quarter of 2007, to the holders of the 2006 Series A Convertible Preferred Stock. Such penalties continued to accrue at rate of $21,500 per month until May 11, 2007, when the Registration Statement was declared effective.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2007	December 31, 2006
Cash and cash equivalents	$24,837	$109,332
Working capital deficit	902,034	659,517

Net cash used by operating activities in the first quarter 2007 was $149,698 compared to $88,270 used during the same period 2006. In 2007, the increase in cash used by operations was primarily due to the net effect of net income of $920,384 in 2007, and a net loss of ($805,394) in 2006 combined with the mark-to-market gain on derivative instruments of $1,396,261 in 2007.

Cash used in investing activities in the first quarter 2007 was $6,110 as compared to $34,814 in the first quarter 2006. The 2006 amount includes $34,814 additions to patents and trademarks. The Company incurred less costs in 2007.

Cash provided by financing activities in the first quarter 2007 was $71,313 compared to $56,370 for the first quarter 2006. During 2007 the Company received $71,313 of net proceeds from a shareholder loan, compared to $41,370 in 2006.
As of March 31, 2007 there are outstanding $337,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default to these debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at March 31, 2007 of $337,500 plus accrued interest of $23,476 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures. Debentures payable-net of discount in the amount of $106,878, is the net of gross amount of debenture payables of $337,500 reduced by unamortized debt discount of $230,622, and is shown on the balance sheet as a current liability.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of March 31, 2007.

Obligations	Total	Less than 1 year	1-3 years

Long-term debt	$1,779,695	$263,191	$1,516,504
Operating leases	66,226	56,220	10,006

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)].  It should be  noted that the Company had amended its 2005 Forms 10Q-SB (March 31, June 30, and September 30), 10-KSB and 2006 Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 31, 2006 filings with the SEC. The reason for the amended filing was due to complex financial transactions which resulted in accounting restatements in response to an SEC routine inquiry. As a result, our chief executive officer and chief financial officer have concluded that as of December 31, 2005 our disclosure controls and procedures were not sufficiently effective to ensure that all material information required to be filed in those  reports had been made known to them. Subsequent thereto,  we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these additional procedures and measures ensure that proper disclosure controls and procedures are in place  and that all material information required to be filed in those  reports.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 9, 2007, as payment of dividends on the Company’s Series 2006-A Convertible Preferred Stock, the Company issued 81,068 shares of common stock to holders of the Series 2006-A preferred stock. No cash was exchanged in this issuance. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance. The investors in the issuance were accredited investors of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $355,366 of convertible debentures. The amount of principal payments in arrears was $337,500, with an additional amount of $17,866 of interest due at March 31, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

(b)       Reports on Form 8-K:

Date	Items Reported

2/16/07	99.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

By:	/s/ Steve M. Peltzman
Steve M. Peltzman
Chief Executive Officer (principal executive officer)

By:	/s/ Leo Ehrlich
Leo Ehrlich
Chief Financial Officer (principal financial officer)