Form 10QSB
period 2007-06-30
StatSure Diagnostic Systems, Inc.
filed 2007-08-13
CIK 885534

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 – QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1549305
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

1881 Worcester Rd.  #200, Framingham, MA. 01701
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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2007 was 38,182,525 shares.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB

 PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,075	$109,332
Accounts receivable, net of allowance for doubtful accounts	229,681	176,135
Inventories	32,549	40,241
Prepaid expenses	11,921	6,857
Total current assets	282,226	332,565
Property and equipment, net of accumulated depreciation of $565,067 (2007) and $557,613 (2006)	41,926	42,149

OTHER ASSETS:
Patents and trademarks, net of accumulated amortization of $155,723 (2007) and $148,428 (2006)	108,421	108,108
Deferred costs, less accumulated amortization of $465,014 (2007) and $455,503 (2006)	6,986	16,497
Deposits	2,500	14,350
Total other assets	117,907	138,955
TOTAL ASSETS	$442,059	$513,669

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable – shareholders	$1,672,817	$240,000
Debentures payable-net of discount	105,510	70,568
Accounts payable	164,633	100,758
Customer advances	—	31,792
Accrued expenses	529,964	360,665
Accrued payroll expense to officers	144,999	127,499
Advance from officer	25,000	—
Payroll and payroll taxes payable	11,300	11,300
Dividends payable to preferred stockholders	39,600	49,500
Total current liabilities	2,693,823	992,082

LONG-TERM DEBT
Deferred rent payable	458	6,745
Note payable – shareholder	—	1,361,504
Derivative instruments	1,198,082	3,238,778
TOTAL LIABILITIES	3,892,366	5,599,109

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, $.001 par value, 2,150 issued and outstanding	2	2

SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 38,182,525 (2007) and 37,213,151 (2006) shares issued and outstanding	38,182	37,213
Additional paid-in capital	47,178,748	46,643,371
Accumulated deficit	(50,667,236)	(51,766,026)
TOTAL SHAREHOLDERS’ DEFICIT	(3,450,306)	(5,085,442)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$442,059	$513,669

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Product sales	$224,004	$231,007	$366,866	$444,066
Royalty and other income	176,759	-	187,745	-
TOTAL REVENUE	400,763	231,007	554,611	444,066

Cost of products sold	74,173	99,707	95,902	146,097
GROSS PROFIT	326,590	131,300	458,709	297,969

OPERATING EXPENSES:
Research and development	13,543	73,466	34,591	142,615
Selling, general and administrative	275,784	624,317	706,888	1,285,657
	289,327	697,783	741,479	1,428,272
INCOME (LOSS) FROM OPERATIONS	37,263	(566,483)	(282,770)	(1,130,303)

OTHER INCOME (EXPENSES):
Interest expense-net	(57,432)	(85,777)	(112,466)	(188,439)
Interest expense on beneficial conversion feature	(36,132)	(866,230)	(72,442)	(983,842)
Financing costs	-	(3,622,948)	-	(3,644,248)
Derivative income (expense)	644,435	(2,346,192)	2,040,696	(2,346,192)
Debt conversion expense	-	(403,872)	-	(403,872)
Penalties on preferred shares	(29,129)	-	(93,629)	-
Contract termination costs	(291,499)	-	(291,499)	-
Total other income (expenses):	230,243	(7,325,019)	1,470,660	(7,566,593)
Income (loss) before provision for income taxes	267,506	(7,891,502)	1,187,890	(8,696,896)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	267,506	(7,891,502)	1,187,890	(8,696,896)

Dividends - Preferred stock series 2006-A	39,600	-	89,100	-
NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$227,906	$(7,891,502)	$1,098,790	$(8,696,896)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$(0.22)	$0.03	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	37,926,153	35,296,871	37,609,244	33,531,300

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,187,890	$(8,696,896)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,749	27,930
Amortization of deferred costs	9,511	144,140
Options granted to non-employee	23,244	11,621
Beneficial conversion feature of convertible debentures	72,442	983,842
Stock issued for consulting services	—	175,350
Stock and warrants issued for termination penalty	291,499	—
Options granted to employees as compensation	122,604	331,057
Induced conversion expense on debentures	—	403,872
Interest expense on derivative instruments	—	5,990,440
Mark-to-Market (gain) loss on derivative instruments	(2,040,696)	—
Changes in assets and liabilities:
Accounts receivable	(53,546)	(128,399)
Inventories	7,692	639
Prepaid expenses	(5,064)	4,608
Deposits	11,850	—
Accounts payable, accrued payroll expense to officers, accrued expenses and customer advances	218,881	49,676
Deferred rent	(6,287)	—

Net cash used in operating activities	(145,231)	(702,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,231)	—
Acquisitions of patents and trademarks	(7,608)	(50,857)

Net cash used in investing activities	(14,839)	(50,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	165,000	289,722
Repayments of shareholder loans	(93,687)	(502,512)
Repayment of debentures	(37,500)	(37,500)
Advances from officer	25,000	—
Gross proceeds from issuance of Series 2006-A preferred shares	—	2,150,000
Payment for financing costs	—	(181,000)
Proceeds from issuance of common stock	—	32,500

Net cash provided by financing activities	58,813	1,751,210

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(101,257)	998,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,332	76,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,075	$1,074,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,689	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Reclassification of accrued interest to loan principal	$—	$239,404
Conversion of debenture and interest payable into common stock	$—	$1,109,608
Issuance of 470,312 warrants to a placement agent and recorded as additional paid in capital and warrant liability	$—	$489,050
Common stock issued in lieu of cash dividend payments	$99,000	$—
Preferred stock dividends accrued and not paid	$39,600	$—

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

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

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) Chembio Diagnostics (CEMI.OB) (“Chembio”), and the Company signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture the recently FDA approved HIV barrel product for Inverness. This product is being marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed.

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc.

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, except for the three month period ended June 30, 2007, resulting in an accumulated deficit of $50,667,236 at June 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 (See Notes 6 and 7), substantial additional financing will be required in future periods.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company intends to continue to seek public or private placement of its equity securities in order to provide the funds necessary to meet its obligations. In addition, Management believes that the agreements it entered into in September 2006 (See Note 1), could enable the Company to increase its revenues significantly in the second half of this fiscal year should Chembio (See Note 1), who is in the process of filing for a waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA) for the licensed barrel HIV product, receive this waiver. The CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver is obtained, marketing and sales of the product will be restricted to those laboratory settings with CLIA certification, which will seriously restrict the revenues derived from the product. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received.

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

3. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any other portion thereof.

Inventories

Inventory consists of the following at:

	June 30, 2007	December 31, 2006
Raw Materials	$34,613	$32,494
Finished Goods	6,563	16,374
	41,176	48,868
Allowance for obsolete inventory	(8,627)	(8,627)
	$32,549	$40,241

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30		Six Months Ended June 30
Numerator:	2007	2006	2007	2006
Net income (loss) to common shareholders	$227,906	$(7,891,502)	$1,098,790	$(8,696,896)
(Deduct)/Add:
Mark-to-market (gain) loss from change in derivative liability	(644,435)	2,346,192	(2,040,696)	2,346,192
Interest on convertible debt	7,268	10,125	14,708	20,139
Dividends on preferred stock payable in shares	39,600	-	89,100	-
Net loss to common shareholders and assumed conversion	$(369,661)	$(5,535,185)	$(838,098)	$(6,330,565)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	37,926,153	35,296,871	37,609,244	33,531,300
Effect of dilutive items:
Stock options	-	-	-	-
Convertible securities	-	-	-	-
Shares used for diluted income (loss) per share	37,926,153	35,296,871	37,609,244	33,531,300
Income (loss) per share:
Basic and diluted:	$0.01	$(0.22)	$0.03	$(0.26)

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

The numerator has been adjusted for the change in fair value of derivative liability related to the convertible notes and warrants. The diluted income (loss) per share for the three and six months ended June 30, 2007 excludes from the calculation 180,000 shares issuable upon the exercise of stock options and warrants and 4,260,000 shares issuable upon the conversion of convertible securities. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the change in fair value of derivative income effect during these periods. The calculation for the three and six months ended June 30, 2006 excludes 1,354,729 shares issuable upon exercise of stock options and warrants and 4,712,500 shares issuable upon the conversion of convertible securities. For all periods presented diluted income (loss) per share is the same as basic income (loss) per share.

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

4. Geographic Area Information

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and Europe. Segmentation of identifiable assets is not applicable since all of our assets are in the United States.

The following table represents total product sales revenue by geographic area:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
United States	$95	$25,350	$52,737	$76,414
United Kingdom	201,009	186,202	271,879	345,138
Africa	-	-	-	588
Other	22,900	19,455	42,250	21,926
	$224,004	$231,007	$366,866	$444,066

5. Advance From Officer

On April 5, 2007, Steve M. Peltzman, CEO loaned the Company $25,000 for the purpose of paying one of our vendors. The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2007 fiscal year.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

6. Debentures Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $36,132 and 72,442 for the three and six months ended June 30, 2007. The Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share. During the year ended December 31, 2006, the Company repaid $112,500 of the debentures in cash. During the three months ended June 30, 2007, the Company repaid an additional $37,500 of the debentures in cash.

As of June 30, 2007 there are outstanding $300,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2007 of $300,000 plus accrued interest of $12,790 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

Accordingly, debentures payable-net of discount in the amount of $105,510, is the net of gross amount of debenture payables of $300,000 reduced by unamortized debt discount of $194,490, and is shown on the balance sheet as a current liability.

7. Financing From Shareholders

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of June 30, 2007, the loan balance to this shareholder aggregated $1,672,817. An additional amount of $332,070 of interest on this note has been accrued during 2007 and remains owed as of June 30, 2007. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. Minimum payments due under the promissory note as of June 30, 2007 through maturity in 2008 are $156,313 in 2007 and $1,516,504 in 2008. The Company was unable to make its quarterly principal payment of $60,000 for the three months ended June 30, 2007 and therefore, the remaining principal balance is being classified as a current liability due on demand.

8. Series 2006-A Convertible Preferred Stock

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. In addition, the Company issued to the placement agent 631,562 warrants valued at $645,881 and paid fees of $181,000. All the warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price. As the fair value of warrants and conversion option exceeded the net proceeds of $2,150,000 from preferred stock, the Company deemed the fair value of the preferred stock to be $0 at inception. The $2 reflects the minimum par value of the stock on the balance sheet.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

The Convertible Preferred Stock is convertible to shares of common stock at an initial conversion price of $0.80 per share, which has been since adjusted to $0.50 per share, as the contingent event stated in the agreement failed to materialize. The conversion price of $0.50 per share is subject to adjustment in the event of certain corporate events such as merger, reorganization or future sale of securities at a price below the conversion rate. Cash dividends accrue on the Convertible Preferred Stock at the rate of 8% per annum, payable quarterly beginning in October 2006; or, at the Company's option, dividends are payable in shares of the Company’s common stock, accruing at the rate of 10% per annum based on the volume-weighted average market price for shares of common stock for the 10 trading days preceding payment. In January 2007, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 81,068 shares of the Company’s common stock valued at $49,500. The Company also paid a dividend in April 2007 with 138,306 shares of the Company’s common stock valued at $49,500.

As of June 30, 2007, the Company has accrued $39,600 in dividends at the rate of 8% per annum for the dividend declared in July 2007, subsequent to the balance sheet date. This dividend is to be paid in cash.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to the Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of June 30, 2007, a penalty of $93,629 was accrued for the six months ending June 30, 2007 and $129,329 in cumulative penalties has been accrued since the registration was suspended. The Company’s Registration Statement became effective again on May 11, 2007.

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
JUNE 30, 2007

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

Stock price	$1.10
Exercise price	$0.50-$1.50
Expected life in years	4.5 years
Risk free interest rate	5.04%
Expected volatility	179%
Dividend yield	0%

As of June 30, 2007, the Company believed that none of the events that trigger redemption upon major corporate events  were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within the Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of June 30 2007, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraph 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value. There is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of June 30, 2007, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $816,418 and $1,224,278, respectively, totaling $2,040,696, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  As of June 30, 2007, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.25
Exercise price	$0.50-$1.00
Expected life in years	3.92 years
Risk free interest rate	4.89%
Expected volatility	264%
Dividend yield	0%

9. Shareholders’ Equity Transactions

On January 7, 2007 the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500.

Dividends declared to the holders of the 2006 Series A Convertible Preferred Stock for the six months ended June 30, 2007, resulted in $49,500 in dividend obligations (for the first quarterly dividend) at the rate of 10% per annum paid with 138,306 shares of the Company’s common stock; and $39,600 in dividend obligations (for the second quarterly dividend, at the rate of 8% per annum) to be paid in cash.

On May 1, 2007, the Company issued 750,000 shares of common stock and 250,000 warrants to former distributors. Subsequent to the signing of an exclusive worldwide distribution agreement with Inverness Medical (IMA) for the Company's patented HIV test in a barrel format, the Company was contacted by two of its distributors claiming that they continue to have certain distribution rights. The Company settled the claim by issuing these equities to cancel all their distribution rights and settle all potential claims by these former distributors. Based upon the fair market value of the 750,000 shares of common stock on May 1, 2007, the Company recorded a termination expense of $225,000. The warrants granted allow for the purchase of 250,000 shares of common stock at $.50 per share. These warrants, if not exercised will expire in May 2012. The fair value of these warrants in the amount of $66,499 was recorded as a termination expense.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007
The fair value of the Company’s option-based awards granted was estimated using the Black-Scholes option-pricing model with the following assumptions.

Expected term (in years)	4.83
Expected stock price volatility	150.47%
Risk-free interest rate	4.54%
Expected dividend yield	0%
Estimated fair value per option granted	$0.27

10. Stock-Based Compensation Plans

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

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

As a result of the adoption of FAS 123(R), the Company's results for the three and six months ended June 30, 2007 include share-based compensation expense of $11,622 and $23,244, respectively, recorded in the selling, general and administrative expenses.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset

Stock option compensation expense in fiscal 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value for stock awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (in years)	5
Expected stock price volatility	182%
Risk-free interest rate	4.35%
Expected dividend yield	0%
Estimated fair value per option granted	1.395

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,200,000	$0.85
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding at June 30, 2007	1,200,000	$0.85
Exercisable at June 30, 2007	833,333	$0.79

As of June 30, 2007, there was $64,478 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 30 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at June 30, 2007	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	7.68	$0.85	833,333	$0.79

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

During the six months ended June 30, 2007, the Company issued 250,000 warrants valued at $66,499, to former distributors. The Company has recorded this amount as contract termination costs in the accompanying Statements of Operations.

The fair value for these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (in years)	4.83
Expected stock price volatility	150.47%
Risk-free interest rate	4.54%
Expected dividend yield	0%
Estimated fair value per option granted	$0.27

The following table summarizes the information about warrants outstanding at June 30, 2007:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,707,187	$0.98
Granted	250,000	$0.50
Exercised	-
Forfeited/expired	-
Outstanding at June 30, 2007	2,957,187	$0.94

Of the above warrants, 60,000 expire in 2007, 2,647,187 expire in 2011, and 250,000 expire in 2012.

11. Operating Leases

During the second quarter 2007, the Company’s lease in Framingham, MA. was terminated. The Company incurred a lease termination cost of $6,000. The Company continues to occupy premises in Brooklyn, New York. This lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year.

Aggregated minimum future lease payments required under the operating lease for the Brooklyn office is as follows:

Twelve month period ending June 30,

2008	$15,836
2009	2,652
Total	$18,488

12. Contingencies

Employment Contracts

In March and May of 2005, the Company entered into employment agreements respectively with Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President. Both agreements provide a minimum annual base salary of $120,000 for a term of two years and renewable annually. Either party can terminate the agreement upon 90 days notice. This base salary will increase to $180,000 per year upon closing of a financing to the Company with minimum gross proceeds of $3,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the Company. Each executive, if terminated by the Company without cause, would be entitled to six months’ severance.

STATSURE DIAGNOSTIC SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007

Economic Dependency:

For the six months ended June 30, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $271,000 and $52,000 and accounts receivable from these customers as of June 30, 2007, aggregated $193,000 and $0, respectively. Royalties earned from Inverness Medical and Chembio Diagnostic Systems for the six months ended June 30, 2007 (See Note 1- Description of Business) aggregated approximately $118,000 and $37,000, respectively.

During the second quarter of 2007, the Company had sales to one customer that was in excess of 10% of the Company's total sales. Sales to this customer were approximately $201,000. The loss of this customer could have a material adverse effect on the Company. Royalties earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended June 30, 2007 (See Note 1- Description of Business) aggregated approximately $80,000 and $13,000, respectively.

For the six months ended June 30, 2007, purchases from four suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the six months ended June 30, 2007 ranged from $11,000 to $44,000. The corresponding accounts payable at June 30, 2007, to these suppliers, aggregated $44,452.

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

GENERAL
StatSure Diagnostic Systems, Inc., (SDS), a Delaware corporation (the “Company” or “StatSure”), is primarily engaged in commercializing two product platforms: first, the development, manufacturing and marketing of oral-fluid collection devices to provide physiologic samples to use to screen for the presence of drugs-of-abuse or infectious diseases; and second, the development of point-of-care (POC), rapid, immunoassays for use in the detection of infectious diseases. These immunoassays incorporate SDS’ patented “barrel” technology, designed to provide speed, safety and convenience which are considered critical factors in point-of-care markets. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid sample (“volume adequacy indicator”).

The Company's new principal executive offices are located at 1881 Worcester Rd.  #200, Framingham, MA. 01701.

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

On February 14, 2007, Inverness introduced the licensed HIV barrel-based product (CLEARVIEW® Complete HIV 1/2) to its U.S. Sales force. Inverness/Chembio is in the process of filing for a waiver of CLIA for the licensed barrel HIV product, which if received, will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver is obtained, marketing and sales of the product will be restricted to those laboratory settings with CLIA certification, which will seriously restrict the revenues derived from the product. The submission of an application to the FDA or other regulatory authority for these or other claims does not guarantee that an approval or clearance to market the product will be received.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,667,236 at June 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report on our December 31, 2006 financial statements stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2007 Compared to Second Quarter and First Six Months of 2006

Revenues. The Company's revenues consist of product sales and royalties. Revenues increased to $400,763 in the second quarter of 2007 from revenues of $231,007 in the second quarter of 2006. Revenues increased to $554,611 in the first six months of 2007 from $444,066 in the first six months of 2006. The increase in revenues is due to royalties earned pursuant to an agreement the Company signed with Inverness Medical and Chembio Diagnostic Systems in September 2006. Royalties earned from Inverness Medical and Chembio Diagnostic Systems for the six months ended June 30, 2007 aggregated approximately $118,000 and $37,000, respectively. Royalties earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended June 30, 2007 aggregated approximately $118,000 and $37,000, respectively. The Company is continuing to seek new markets and sales opportunities for its products. The Company also has a rental agreement with Chembio for 2007 which resulted in income of approximately $21,000 and $32,000, respectively for the three and six months ended June 30, 2007.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the six months ended June 30, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $271,000 and $52,000, respectively.

Cost of products sold: Costs of products sold decreased to $74,173 (33% of product sales) in the second quarter of 2007 from $99,707 (43% of product sales)in the second quarter of 2006, and decreased to $95,902 (26% of product sales) in the first six months of 2006 from $146,097 (33% of product sales) in the first six months of 2006. The Company has upgraded its tooling in order to have its products manufactured with greater efficiency. This has partially offset increased costs charged by our suppliers.

Research and development expenses: Research and development expenses decreased to $13,543 in the second quarter of 2007 from $73,466 in the second quarter of 2006 and decreased to $34,591 in the first six months of 2007 from $142,615 in the first six months of 2006. The decrease in 2007 is due to the abandonment of the StatSure(TM) HIV test clinical trials in the fourth quarter of 2006 as well as development of new applications for its barrel technology. The expenses for research and development are expected to continue decreasing until such time as the Company has sufficient funds to implement a new R&D program.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $275,784 in the second quarter of 2007 from $624,317 in the second quarter of 2006 and decreased to $706,888 in the first six months of 2007 from $1,285,657 in the first six months of 2006. During the three and six month periods of 2007, the Company’s decrease in selling, general and administrative expenses was primarily the result of the decrease in non cash equity compensation of approximately $372,200.

Interest expense: Interest expense decreased to $57,432 in the second quarter of 2007 from $85,777 in the second quarter of 2006 and decreased to $112,466 in the first six months of 2007 from $188,439 in the first six months of 2006. The decrease in 2007 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

Interest expense on beneficial conversion feature:   Interest expense on beneficial conversion feature decreased to $36,132 in the second quarter of 2007 from $866,230 in the second quarter of 2006 and decreased to $72,442 in the first six months of 2007 from $983,842 in the first six months of 2006. The decrease of this non-cash expense was due to the conversion of $400,000 of debentures and a reduction in the beneficial conversion feature.

Financing costs: In the first six months of 2006, the Company incurred financing costs of $3,644,248. The financing costs were due to the series 2006-A convertible preferred stock financing and the application of derivative accounting. No similar costs were incurred during the first six months of 2007.

Derivative income (expense): Derivative income of $644,435 was recorded in the second quarter of 2007 from a derivative expense of $(2,346,192) recorded in the second quarter of 2006, and derivative income of $2,040,696 was recorded in the first six months of 2007 from a derivative expense of $(2,346,192) in the first six months of 2006. The fluctuation was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price $0.55 to $0.249.

Debt conversion expense: Debt conversion expense consists of an induced conversion expense in 2006 of $403,872, incurred to convert the 9% convertible debentures as required under SFAS 84. The Company did not incur similar expenses in the first six months of 2007.

Penalties: As a result of the withdrawal of the registration statement filed in 2006, the Company has accrued penalties to the holders of the 2006 Series A Convertible Preferred Stock of $29,129 and $93,629 for the three and six months ended June 30, 2007, respectively.

Contract termination costs:  The Company incurred non cash costs of $291,499 during the second quarter of 2007 when it terminated its agreements with former distributors.  Subsequent to the signing of  an exclusive worldwide distribution agreement with Inverness Medical (IMA) for the Company's patented HIV test in a barrel format, the Company was contacted by two  of its distributors claiming they continue to have certain distribution rights.   The Company settled the matter by issuing equities valued at $291,499 to cancel all distribution rights and settle all potential claims by these former distributors.

LIQUIDITY AND CAPITAL RESOURCES
	June 30, 2007	December 31, 2006
Cash and cash equivalents	$8,075	$109,332
Working capital deficit	(2,411,597)	(659,517)

Net cash used by operating activities in the first six months of 2007 was $145,231 compared to $702,120 used during the same period 2006. In 2007, the decrease in cash used by operations was primarily due to the net effect of net income of $1,187,890 in 2007, and a net loss of ($8,696,896) in 2006 combined with the mark-to-market gain on derivative instruments of ($2,040,696) and an increase in accounts payable, accrued payroll and accrued expenses of $218,881.

Cash used in investing activities in the six months ended June 30, 2007 was $14,839 as compared to $50,857 during the six months ended June 30, 2006. The 2006 amount includes $50,857 additions to patents and trademarks. The Company incurred less costs in 2007.

Cash provided by financing activities for the six months ended June 30, 2007 was $58,813 compared to $1,751,210 for the same period in 2006. During 2006 the Company received $2,150,000 of gross proceeds from the issuance of Series 2006-A preferred shares.

As of June 30, 2007, there is outstanding $300,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default to these debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2007 of $300,000 plus accrued interest of $12,790 has therefore been reflected as a current liability. Accordingly, debentures payable-net of discount in the amount of $105,510, is the net of gross amount of debenture payables of $300,000 reduced by unamortized debt discount of $194,490 and is shown on the balance sheet as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of June 30, 2007.

Obligations	Total	Less than 1 year	1-3 years

Long-term debt	$1,778,327	$1,778,327	$0
Operating leases	18,488	15,836	2,652

In June 2007, the Company decided to move its offices to nearby premises also in Framingham, MA. The Company is leasing its new premises on a month to month basis at a rent of $ 1,800 per month. The Company is seeking to enter into a one year renewable lease with the landlord. The Company also occupies premises in Brooklyn, New York. The lease has a three-year term ending August 30, 2008 and a base annual rental rate through maturity of approximately $16,000 per annum.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" [as defined in the Securities Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)]. It is noted that the Company had amended its original 2006 Form 10-QSB filing with the SEC. The reason for the amended filing was due to complex financial transactions which resulted in accounting restatements in response to a recent SEC routine inquiry. As a result, our chief executive officer and chief financial officer have concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to ensure that all material information required to be filed in this report has been made known to them. Accordingly, we have engaged an accounting firm other than our auditors to assist in the accounting for these complex transactions. Management believes that these measures will ensure the proper recording of all transactions in future periods.

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

On April 9, 2007, as payment of dividends on the Company’s Series 2006-A Convertible Preferred Stock, the Company issued 138,306 shares of common stock to holders of the Series 2006-A preferred stock. No cash was exchanged in this issuance. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance. The investors in the issuance were accredited investors of the Company.

During the six months ended June 30, 2007, the Company issued 750,000 shares of common stock and 250,000 warrants value at $225,000 and $66,499, respectively, when it terminated its agreements with former distributors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $312,790 of convertible debentures. The amount of principal payments in arrears was $300,000, with an additional amount of $12,790 of interest due at June 30, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed.

The Company has defaulted on a total of $2,004,887 of shareholder loans. The amount of principal payments in arrears was $1,672,817, with an additional amount of $332,070 of interest due at June 30, 2007. The default is the result of a failure to pay in accordance with the agreed upon terms.

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

(b)    Reports on Form 8-K:

Date	Items Reported

4/12/07	5.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman

Steve M. Peltzman
Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Chief Financial Officer
(principal financial officer)