Form 10QSB
period 2007-09-30
StatSure Diagnostic Systems, Inc.
filed 2007-11-13
CIK 885534

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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
Yes ____ No   X

Transitional Small Business Disclosure Format (check one): Yes ____ No   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

The number of shares outstanding of the Registrant's Common Stock as of October 31, 2007 was 38,222,525 shares.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-QSB

 PART I FINANCIAL INFORMATION
 Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$109,332
Accounts receivable, net of allowance for doubtful accounts	59,726	176,135
Inventories	47,447	40,241
Prepaid expenses	16,316	6,857

Total current assets	123,489	332,565

Property and equipment, net of accumulated depreciation of $569,095 (2007) and $557,613 (2006)	37,898	42,149

OTHER ASSETS:
Patents and trademarks, net of accumulated amortization of $159,442 (2007) and $148,428 (2006)	104,703	108,108
Deferred costs, less accumulated amortization of $467,710 (2007) and $455,503 (2006)	4,290	16,497
Deposits	2,500	14,350

Total other assets	111,493	138,955

TOTAL ASSETS	$272,880	$513,669

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Bank overdraft	$47,910	$—
Notes payable - shareholders	1,632,817	240,000
Debentures payable-net of discount	141,340	70,568
Accounts payable	143,219	100,758
Customer advances	—	31,792
Accrued expenses	131,771	86,689
Accrued interest	395,864	252,643
Accrued director’s fees	69,333	21,333
Accrued payroll expense to officers	197,499	127,499
Advance from officer	25,000	—
Payroll and payroll taxes payable	20,065	11,300
Dividends payable to preferred stockholders	79,200	49,500

Total current liabilities	2,884,018	992,082

LONG-TERM DEBT
Deferred rent payable	—	6,745
Note payable - shareholder	—	1,361,504
Derivative instruments	509,822	3,238,778

TOTAL LIABILITIES	3,393,840	5,599,109

COMMITMENTS AND CONTINGENCIES
Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, $.001 par value, 1,980 issued and
outstanding	2	2
SHAREHOLDERS’ DEFICIT:
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 38,222,525 (2007) and
37,213,151 (2006)	38,222	37,213
Additional paid-in capital	47,261,608	46,643,371
Accumulated deficit	(50,420,792)	(51,766,026)

TOTAL SHAREHOLDERS’ DEFICIT	(3,120,962)	(5,085,442)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$272,880	$513,669

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Product sales	$54,760	$225,411	$421,626	$669,477
Royalty and other income	312	-	188,057	-

TOTAL REVENUE	55,072	225,411	609,683	669,477

Cost of products sold	42,154	80,430	138,056	226,527

GROSS PROFIT	12,918	144,981	471,627	442,950

OPERATING EXPENSES:
Research and development	-	6,273	34,591	148,888
Selling, general and administrative	328,300	523,350	1,035,188	1,809,007

	328,300	529,623	1,069,779	1,957,895

LOSS FROM OPERATIONS	(315,382)	(384,642)	(598,152)	(1,514,945)

OTHER INCOME (EXPENSES):
Interest expense-net	(51,003)	(110,578)	(163,469)	(256,420)
Interest expense on beneficial conversion feature	(35,830)	(36,347)	(108,272)	(1,020,189)
Financing costs	-	(21,300)	-	(3,708,146)
Derivative income (expense)	688,260	1,547,877	2,728,956	(798,315)
Debt conversion expense	-	-	-	(403,872)
Penalties on preferred shares	-	-	(93,629)	-
Contract termination costs	-	-	(291,499)	-

Total other income (expenses):	601,427	1,379,652	2,072,087	(6,186,942)

Income (loss) before provision for income taxes	286,045	995,010	1,473,935	(7,701,887)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	286,045	995,010	1,473,935	(7,701,887)

Dividends - Preferred stock series 2006-A	39,600	53,750	128,700	53,750

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$246,445	$941,260	$1,345,235	$(7,755,637)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.01	$0.03	$0.04	$(0.22)
WEIGHTED AVERAGE NUMBER OF SHARES USED IN BASIC AND DILUTED PER SHARE CALCULATIONS	38,188,177	36,783,334	37,804,343	34,518,741

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$1,473,935	$(7,701,887)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,495	37,547
Amortization of deferred costs	12,207	169,630
Options granted to non-employees	34,866	34,863
Beneficial conversion feature of convertible debentures	108,272	1,020,189
Stock issued for consulting services	—	250,775
Stock and warrants issued for termination penalty	291,499	—
Stock issued for consulting services	6,800	—
Options granted to employees as compensation	187,081	499,329
Induced conversion expense on debentures	—	403,872
Financing costs on derivative instruments	—	3,644,248
Mark-to-Market (gain) loss on derivative instruments	(2,728,956)	798,315
Changes in assets and liabilities:
Accounts receivable	116,409	(59,664)
Inventories	(7,206)	(19,421)
Prepaid expenses	(9,459)	(850)
Deposits	11,850	11,669
Increase in bank overdraft	47,910	—
Accounts payable, accrued payroll expense to officers, accrued expenses and customer advances	325,736	20,397
Deferred rent	(6,745)	—

Net cash used in operating activities	(113,306)	(890,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,231)	(1,321)
Acquisitions of patents and trademarks	(7,608)	(50,857)

Net cash used in investing activities	(14,839)	(52,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	175,000	634,722
Repayments of shareholder loans	(143,687)	(1,381,012)
Repayment of debentures	(37,500)	(112,500)
Advances from officer	25,000	—
Gross proceeds from issuance of Series 2006-A preferred shares	—	2,150,000
Payment for financing costs	—	(181,000)
Proceeds from issuance of common stock	—	17,500

Net cash provided by financing activities	18,813	1,127,710

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,332)	184,544

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	109,332	76,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$260,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,689	$35,250
Income taxes	$—	$1,739

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW FINANCING ACTIVITIES:
Reclassification of accrued interest to loan principal	$—	$251,282
Conversion of debenture and interest payable into common stock	$—	$1,109,608
Issuance of 470,312 warrants to a placement agent and recorded as additional paid in capital and warrant liability	$—	$645,881
Common stock issued in lieu of cash dividend payments	$99,000	$—
Preferred stock dividends accrued and not paid	$79,200	$53,750
Issuance of 1,500,000 shares of common stock for a warrant conversion at $0.01, payment was offset to a note payable to this stockholder	$—	$15,000

The accompanying notes are an integral part of these statements.

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

2. Substantial Doubt Regarding Ability To Continue As A Going Concern

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,420,792 at September 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 and October 2007 (See Notes 6, 7, and 13), substantial additional financing will be required in future periods.

The Company's capital requirements have been and will continue to be significant. The Company's capital base is smaller than that of many of its competitors, and there can be no assurance that the Company's cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company intends to continue to seek public or private placement of its equity securities in order to provide the funds necessary to meet its obligations. In addition, Management believes that the agreements it entered into in September 2006 (See Note 1), could enable the Company to increase its revenues significantly in the next fiscal year. The Company announced on November 5, 2007, that the HIV 1/2 Rapid Test employing the Company's patented "barrel" technology marketed and distributed worldwide by Inverness Medical Innovations under its Clearview® brand as "Clearview COMPLETE HIV ½, received an FDA waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA). This CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver was obtained, marketing and sales of the product was restricted to those laboratory settings with CLIA certification, which seriously restricted the revenues derived from the product.

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

3. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three and nine month periods ended September 30, 2007 and 2006, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2006, is derived from StatSure Diagnostic Systems, Inc. (the "Company") financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2006, as included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007, or any other portion thereof.

Inventories

Inventory consists of the following at:

	September 30, 2007	December 31, 2006
Raw Materials	$40,521	$32,494
Finished Goods	15,553	16,374
	56,074	48,868
Allowance for obsolete inventory	(8,627)	(8,627)
	$47,447	$40,241

Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30		Nine Months Ended September 30
Numerator:	2007	2006	2007	2006

Net income (loss) to common shareholders	$246,445	$941,260	$1,345,235	$(7,755,637)
(Deduct)/Add:
Mark-to-market gain (loss)-derivative liability	(688,260)	(1,547,877)	(2,728,956)	798,315
Interest on convertible debt	6,805	6,982	21,514	27,121
Dividends on preferred stock payable in shares	39,600	53,750	128,700	53,750
Net loss to common shareholders and assumed conversion	$(395,410)	$(545,885)	$(1,233,507)	$(6,876,451)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	38,188,177	36,783,334	37,804,343	34,518,741
Effect of dilutive items:
Stock options	-	-	-	-
Convertible securities	-	-	-	-
Shares used for diluted income (loss) per share	38,188,177	36,783,334	37,804,343	34,518,741
Income (loss) per share:
Basic and diluted:	$(0.01)	$(0.01)	$(0.03)	$(0.20)

The numerator has been adjusted for the change in fair value of derivative liability related to the convertible notes and warrants. The diluted income (loss) per share for the three and nine months ended September 30, 2007 excludes from the calculation 126,667 shares issuable upon the exercise of stock options and warrants and 4,260,000 shares issuable upon the conversion of convertible securities. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the change in fair value of derivative income effect during these periods. The calculation for the three and nine months ended September 30, 2006 excludes 3,847,188 shares issuable upon exercise of stock options and warrants, 4,871,594 shares issuable upon the conversion of convertible securities and 55,850 shares issuable for preferred stock dividends due to net loss for these periods. For all periods presented diluted income (loss) per share is the same as basic income (loss) per share.

Recent Accounting Pronouncement:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adoption FIN 48 on our financial statements to date.

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

The following table represents total product sales revenue by geographic area:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

United States	$1,250	$58,604	$53,987	$135,018
United Kingdom	27,900	117,290	299,779	462,428
Africa	-	38,500	-	39,088
Other	25,610	11,017	67,860	32,943
	$54,760	$225,411	$421,626	$669,477

5. Advance From Officer

On April 5, 2007, Steve M. Peltzman, CEO loaned the Company $25,000 for the purpose of paying one of our vendors. The loan is not interest bearing and is not collateralized. The Company expects to repay this loan during the 2007 fiscal year.

6. Debentures Payable

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $35,830 and 108,272 for the three and nine months ended September 30, 2007. The Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,608 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share. During the year ended December 31, 2006, the Company repaid $112,500 of the debentures in cash. During the nine months ended September 30, 2007, the Company repaid an additional $37,500 of the debentures in cash.

As of September 30, 2007 there were outstanding $300,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at September 30, 2007 of $300,000 plus accrued interest of $17,252 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

Accordingly, debentures payable-net of discount in the amount of $141,340, is the net of gross amount of debenture payables of $300,000 reduced by unamortized debt discount of $158,660, and is shown on the balance sheet as a current liability.

7. Financing From Shareholders

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at anytime after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of September 30, 2007, the loan balance to this shareholder aggregated $1,632,817. An additional amount of $376,269 of interest on this note has been accrued during 2007 and remains owed as of September 30, 2007. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. The Company was unable to make its quarterly principal payment of $60,000 for the three months ended September 30, 2007 and therefore, the remaining principal balance is being classified as a current liability due on demand.

On September 22, 2007, the Company advised Mr. Nordlicht that in consideration of his forebearing from calling the Company in default on the loan outstanding of principal and all accrued interest, the Company agrees to pay him no later than December 31, 2008, an amount totaling $2,600,000 as full payment of loan (principal and interest). Any payments made during the interim period between October 1, 2007 and December 31, 2008 will be deducted from this total amount. As of the date of this filing, Mr. Nordlicht has not sent the Company a default notice.

8. Series 2006-A Convertible Preferred Stock

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006. Net proceeds from the placement were approximately $1,969,000. The Company issued 2,150 shares of Series 2006-A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), at a purchase price of $1,000 per share. Each investor also received a Series A Warrant (a “Warrant”) to purchase up to 75% of the number of shares of common stock issuable to him upon conversion of his Convertible Preferred Stock. If all of the Warrants are exercised, the Company will issue a total of 2,015,625 shares of common stock. In addition, the Company issued to the placement agent 631,562 warrants valued at $645,881 and paid fees of $181,000. All the warrants have a term of 5 years and the initial exercise price of $1.50 per share has been adjusted to $1.00 per share as the contingent event stated in the agreement failed to materialize. This $1.00 exercise price is subject to adjustments for certain corporate events such as merger, reorganization or future sale of securities at a price below the exercise price. As the fair value of warrants and conversion option exceeded the net proceeds of $2,150,000 from preferred stock, the Company deemed the fair value of the preferred stock to be $0 at inception. The $2 reflects the minimum par value of the stock on the balance sheet. In October 2006, 170 shares of the Company’s Series 2006-A Convertible Preferred Stock were converted into 340,000 shares of the Company’s common stock at a conversion price of $0.50 per common share.

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

As of September 30, 2007, the Company has accrued $79,200 in dividends at the rate of 8% per annum for the dividends declared in July 2007 and October 2007, subsequent to the balance sheet date. These dividends are to be paid in cash.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registrable Shares covered by the registration statement have been sold or (y) the date on which the Registrable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to the Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of September 30, 2007, a penalty of $93,629 was accrued for the nine months ending September 30, 2007 and $129,329 in cumulative penalties has been accrued since the registration was suspended. The Company’s Registration Statement became effective again on May 11, 2007.

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

As of September 30, 2007, the Company believed that none of the events that trigger redemption upon major corporate events  were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within the Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of September 30 2007, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraph 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value. There is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of September 30, 2007, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $1,034,359 and $1,571,784, respectively, totaling $2,606,143, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  As of September 30, 2007, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.15

Exercise price	$0.50-$1.00

Expected life in years	3.67 years

Risk free interest rate	4.89%

Expected volatility	133.20%

Dividend yield	0%

9. Shareholders’ Equity Transactions

On January 7, 2007 the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500.

Dividends declared to the holders of the 2006 Series A Convertible Preferred Stock for the nine months ended September 30, 2007, resulted in $49,500 in dividend obligations (for the first quarterly dividend) at the rate of 10% per annum paid with 138,306 shares of the Company’s common stock; and $79,200 in dividend obligations (for the second and third quarterly dividend, at the rate of 8% per annum) to be paid in cash.

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

On September 18, 2007, the Company awarded 40,000 shares of common stock to an individual for certain financing and other services. These shares were valued at $0.17 per share or $6,800 and has been included in the accompanying Condensed Statements of Operations.

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

As a result of the adoption of FAS 123(R), the Company's results for the three and nine months ended September 30, 2007 include share-based compensation expense of $11,622 and $34,866, respectively, recorded in the selling, general and administrative expenses.  No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ net deferred tax asset.

Stock option compensation expense in fiscal 2006 and 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value for stock awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (in years)	5

Expected stock price volatility	182%

Risk-free interest rate	4.35%

Expected dividend yield	0%

Estimated fair value per option granted	1.395

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the nine months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,200,000	$0.85
Granted	--
Exercised	--
Forfeited/expired	--
Outstanding at September 30, 2007	1,200,000	$0.85
Exercisable at September 30, 2007	833,333	$0.79

As of September 30, 2007, there was $52,856 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at September 30 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at September 30, 2007	Weighted Average Exercise Price Per Share
$0.10-$1.00	1,200,000	7.43	$0.85	833,333	$0.79

During the nine months ended September 30, 2007, the Company issued 250,000 warrants valued at $66,499, to former distributors. The Company has recorded this amount as contract termination costs in the accompanying Statements of Operations.

The fair value for these warrants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (in years)	4.83
Expected stock price volatility	150.47%	%
Risk-free interest rate	4.54%	%
Expected dividend yield	0%	%
Estimated fair value per option granted	$0.27

The following table summarizes the information about warrants outstanding at September 30, 2007:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	2,707,187	$0.98
Granted	250,000	$0.50
Exercised	-
Forfeited/expired	-
Outstanding at September 30, 2007	2,957,187	$0.94

Of the above warrants, 60,000 expire in 2007, 2,647,187 expire in 2011, and 250,000 expire in 2012.

11. Operating Leases

The Company leases premises in Brooklyn, New York. This lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year.

Minimum future lease payments required under the operating lease for the Brooklyn office is $14,166 for the twelve month period ended September 30, 2008.

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

Economic Dependency:

For the nine months ended September 30, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $299,000 and $52,000 and accounts receivable from these customers as of September 30, 2007, aggregated $29,000 and $0, respectively. Royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems for the nine months ended September 30, 2007 (See Note 1- Description of Business) aggregated approximately $118,000 and $70,000, respectively.

During the third quarter of 2007, the Company had sales to three customers that were in excess of 10% of the Company's total sales. Sales to one customer were approximately $28,000. The loss of this customer could have a material adverse effect on the Company. The other two were new customers and we are uncertain if they will continue placing orders. No royalties were earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended September 30, 2007 (See Note 1- Description of Business). The Company believes that there will be limited royalty income until such time, if ever, that a waiver from CLIA is granted. (SEE NOTE 2- Substantial Doubt Regarding Ability To Continue As A Going Concern)

For the nine months ended September 30, 2007, purchases from four suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the nine months ended September 30, 2007 ranged from $18,000 to $53,000. The corresponding accounts payable to these suppliers at September 30, 2007, aggregated approximately $29,000.

13. Subsequent Event

Subsequent to September 30, 2007, the Company signed two agreements with Inverness Medical Innovations, Inc. (Inverness). As part of these agreements, Inverness entered into a $500,000 strategic investment with the Company. First, the two companies signed an agreement whereby Inverness acquired an option for the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by the Company that may utilize specified Inverness and/or the Company intellectual property. If exercised by Inverness, the option provides for the Company and Inverness to equally share development expenses and profits. The Company and Inverness also entered into a license agreement whereby Inverness granted to the Company a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the Company’s "barrel format" which is already being sold by Inverness and awaiting a CLIA Waiver from the FDA.

The strategic investment consists of a purchase of 1,428,572 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1.1 million shares of the Company's stock at a price of $0.75 per share. The proceeds of this investment will be used for general corporate purposes and to fund development of other infectious disease applications for the Company's patented test format.

On November 5, 2007 StatSure announced that the U.S. Food and Drug Administration ("FDA"), through its Center for Devices and Radiological Health, has approved a waiver under the Clinical Laboratory Improvements Amendments of 1988 ("CLIA") for an HIV 1/2 Rapid Test employing the Company’s patented “barrel” technology. The HIV 1/2 product is marketed and distributed worldwide by Inverness Medical Innovations (Amex: IMA) under its Clearview(R) brand as "Clearview COMPLETE HIV 1/2". Specifically, the test has been waived for use in detecting HIV-1 and HIV-2 antibodies in human whole blood, serum, and plasma and demonstrates a sensitivity of 99.7% and a specificity of 99.9% in clinical trials. Receipt of the waiver allows the test to be used in a broader range of clinical settings including  outreach clinics, community-based healthcare organizations and physicians offices.

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

On February 14, 2007, Inverness introduced the licensed HIV barrel-based product (CLEARVIEW® Complete HIV 1/2) to its U.S. Sales force. Management believes its royalty revenues could increase significantly in the next fiscal year as the Company announced on November 5, 2007, that the filing in August 2007 for waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA) for this product, was granted by the FDA. The CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver was obtained, marketing and sales of the product was restricted to those laboratory settings with CLIA certification, which seriously restricted the revenues derived from the product.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,420,792 at September 30, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report on our December 31, 2006 financial statements stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months ended September 30, 2007 Compared to Third Quarter and Nine Months ended September 30, 2006

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased to $55,072 in the third quarter of 2007 from revenues of $225,411 in the third quarter of 2006. Revenues decreased to $609,683 in the first nine months of 2007 from $669,477 in the first nine months of 2006. The decrease in revenues in the third quarter of 2007, from revenues in the third quarter of 2006, is due to reduced sales of our products. The Company has a backlog of customer purchase orders for fourth quarter deliveries in excess of $300,000. Royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems for the nine months ended September 30, 2007 and 2006 aggregated approximately $188,000 and $0, respectively. Royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended September 30, 2007 aggregated approximately $300. The Company is continuing to seek new markets and sales opportunities for its products.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the nine months ended September 30, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $299,000 and $52,000, respectively.

Cost of products sold: Costs of products sold decreased to $42,154 (77% of product sales) in the third quarter of 2007 from $80,430 (36% of product sales) in the third quarter of 2006, and decreased to $138,056 (33% of product sales) in the first nine months of 2007 from $226,527 (34% of product sales) in the first nine months of 2006. The percentage increase is due to the fixed production costs being allocated over a lower amount of sales.

Research and development expenses: Research and development expenses decreased to $0 in the third quarter of 2007 from $6,273 in the third quarter of 2006 and decreased to $34,591 in the first nine months of 2007 from $148,888 in the first nine months of 2006. The decrease in 2007 is due to the abandonment of the StatSure(TM) HIV test clinical trials in the fourth quarter of 2006 as well as development of new applications for its barrel technology. The expenses for research and development are expected to continue at current levels until such time as the Company has sufficient funds to implement a new R&D program.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $328,300 in the third quarter of 2007 from $523,350 in the third quarter of 2006 and decreased to $1,035,188 in the first nine months of 2007 from $1,809,007 in the first nine months of 2006. During the three and nine month periods of 2007, the Company’s decrease in selling, general and administrative expenses was primarily the result of the decrease in non cash equity compensation of approximately $264,700.

Interest expense: Interest expense decreased to $51,003 in the third quarter of 2007 from $110,578 in the third quarter of 2006 and decreased to $163,469 in the first nine months of 2007 from $256,420 in the first nine months of 2006. The decrease in 2007 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

Interest expense on beneficial conversion feature:   Interest expense on beneficial conversion feature decreased to $35,830 in the third quarter of 2007 from $36,347 in the third quarter of 2006 and decreased to $108,272 in the first nine months of 2007 from $1,020,189 in the first nine months of 2006. The decrease of this non-cash expense was due to the conversion of $400,000 of debentures and a reduction in the beneficial conversion feature.

Financing costs: In the first nine months of 2006, the Company incurred financing costs of $3,708,146. The financing costs were due to the series 2006-A convertible preferred stock financing and the application of derivative accounting. No similar costs were incurred during the first nine months of 2007.

Derivative income (expense): Derivative income of $688,260 was recorded in the third quarter of 2007 from a derivative income of $1,547,877 recorded in the third quarter of 2006, and derivative income of $2,728,956 was recorded in the first nine months of 2007 from a derivative expense of ($798,315) in the first nine months of 2006. The fluctuation was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price $0.55 to $0.15.

Debt conversion expense: Debt conversion expense consists of an induced conversion expense in 2006 of $403,872, incurred to convert the 9% convertible debentures as required under SFAS 84. The Company did not incur similar expenses in the first nine months of 2007.

Penalties: As a result of the withdrawal of the registration statement filed in 2006, the Company has accrued penalties to the holders of the 2006 Series A Convertible Preferred Stock of $0 and $93,629 for the three and nine months ended September 30, 2007, respectively.

Contract termination costs:  The Company incurred non cash costs of $291,499 during the nine months ended September 30, 2007 when it terminated its agreements with former distributors.  Subsequent to the signing of an exclusive worldwide distribution agreement with Inverness Medical (IMA) for the Company's patented HIV test in a barrel format, the Company was contacted by two of its distributors claiming they continue to have certain distribution rights.   The Company settled the matter by issuing equities valued at $291,499 to cancel all distribution rights and settle all potential claims by these former distributors.

LIQUIDITY AND CAPITAL RESOURCES

		September 30, 2007	December 31, 2006
Cash and cash equivalents	$	---	$109,332
Working capital deficit		(2,760,529)	(659,517)

Net cash used by operating activities in the first nine months of 2007 was $113,306 compared to $890,988 used during the same period 2006. In 2007, the decrease in cash used by operations was primarily due to the net effect of net income of $1,473,935 in 2007, and a net loss of ($7,701,887) in 2006 combined with the mark-to-market gain on derivative instruments of ($2,728,956) and an increase in accounts payable, accrued payroll and accrued expenses of $325,736.

Cash used in investing activities in the nine months ended September 30, 2007 was $14,839 as compared to $52,178 during the nine months ended September 30, 2006. The 2006 amount includes $50,857 additions to patents and trademarks. The Company incurred less costs in 2007.

Cash provided by financing activities for the nine months ended September 30, 2007 was $18,813 compared to $1,127,710 for the same period in 2006. During 2006 the Company received $2,150,000 of gross proceeds from the issuance of Series 2006-A preferred shares.

As of September 30, 2007, there is outstanding $300,000 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default to these debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at September 30, 2007 of $300,000 plus accrued interest of $17,252 has therefore been reflected as a current liability. Accordingly, debentures payable-net of discount in the amount of $141,340, is the net of gross amount of debenture payables of $300,000 reduced by unamortized debt discount of $158,660 and is shown on the balance sheet as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of September 30, 2007.

Obligations	Total	Less than 1 year	1-3 years
Debt	$1,799,157	$1,799,157	$0
Operating leases	14,166	14,166	0

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

Subsequent Event

Subsequent to September 30, 2007, the Company signed two agreements with Inverness Medical Innovations, Inc. (Inverness) in exchange for a $500,000 strategic investment. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by the Company that may utilize specified Inverness and/or the Company intellectual property. If exercised by Inverness, the option provides for the Company and Inverness to equally share development expenses and profits. The Company and Inverness also entered into a license agreement whereby Inverness granted to the Company a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the Company’s "barrel format" which is already being sold by Inverness and awaiting a CLIA Waiver from the FDA.

The strategic investment consists of a purchase of 1,428,572 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1.1 million shares of the Company's stock at a price of $0.75 per share. The proceeds of this investment will be used for general corporate purposes and to fund development of other infectious disease applications for the Company's patented test format.

On November 5, 2007, StatSure today that the U.S. Food and Drug Administration ("FDA"), through its Center for Devices and Radiological Health, has approved a waiver under the Clinical Laboratory Improvements Amendments of 1988 ("CLIA") for an HIV 1/2 Rapid Test employing the Company’s patented “barrel” technology. The HIV 1/2 product is marketed and distributed worldwide by Inverness Medical Innovations (Amex: IMA) under its Clearview(R) brand as "Clearview COMPLETE HIV 1/2". Receipt of the waiver allows the test to be used in in a broader range of clinical settings including  outreach clinics, community-based healthcare organizations and physicians offices

OFF-BALANCE SHEET ARRANGEMENTS. The Company does not have any off-balance sheet arrangements, as defined in Item 304(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

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

During the nine months ended September 30, 2007, the Company issued 750,000 shares of common stock and 250,000 warrants value at $225,000 and $66,499, respectively, when it terminated its agreements with former distributors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a total of $317,252 of convertible debentures. The amount of principal payments in arrears was $300,000, with an additional amount of $17,252 of interest due at September 30, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed. No notice of default has been received.

The Company is in default on a total of $2,009,086 of shareholder loans. The amount of principal payments in arrears was $1,632,817, with an additional amount of $376,269 of interest due at September 30, 2007. The default is the result of a failure to pay in accordance with the agreed upon terms. On September 22, 2007, the Company advised Mr. Nordlicht that in consideration of his forebearing from calling the Company in default on the loan outstanding of principal and all accrued interest, the Company agrees to pay him no later than December 31, 2008, an amount totaling $2,600,000 as full payment of the loan (principal and interest). Any payments made during the interim period between January 1, 2007 and December 31, 2008 will be deducted from this total amount. As of the date of this filing, Mr. Nordlicht has not sent the Company a default notice.

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

(b)  Reports on Form 8-K

Date	Items Reported

October 22, 2007	3.02, 7.01 and 9.01

November 7, 2007	7.01

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 09, 2007

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman
Steve M. Peltzman Chief Executive Officer (principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich Chief Financial Officer (principal financial officer)