Form 10KSB
period 2007-12-31
StatSure Diagnostic Systems, Inc.
filed 2008-04-04
CIK 885534

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Issuer's revenues for its most recent fiscal year were $974,321.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 31, 2008 was $2,914,681 computed by reference to the last traded sale price as reported on the Over the Counter market on such date.

The number of shares outstanding of the Registrant's common stock as of March 31, 2008 was 39,651,096 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-KSB INDEX

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, THE MATTERS DISCUSSED HEREIN CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAIN MARKET ACCEPTANCE OF OUR METHOD OF DETERMINING THE PRESENCE OF HIV ANTIBODIES, LACK OF SUCCESS BY OUR LICENSEE IN SELLING AND MARKETING OUR HIV RAPID SCREENING TEST, AND INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, AS WELL AS THE OTHER RISKS AND UNCERTAINTIES DESCRIBED UNDER "RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K IN WHICH THEY APPEAR AS THE CASE MAY BE. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

The Company's principal executive offices are located at 1881 Worcester Rd.  #200, Framingham, MA. 01701.

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

On November 5, 2007 the Company announced that the U.S. Food and Drug Administration ("FDA"), through its Center for Devices and Radiological Health, had approved a waiver under the Clinical Laboratory Improvements Amendments of 1988 ("CLIA") for the HIV 1/2 Rapid Test marketed by Inverness, as per the aforementioned agreement.

On October 17, 2007 the Company received a $500,000 financing from Inverness Medical Innovations, Inc. The financing consisted of a sale of 1,428,571 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 shares of the Company's stock at a price of $0.75 per share.

In connection with this financing, the Company and Inverness signed two additional agreements. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests that may be developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by Inverness, the option provides for StatSure and Inverness to equally share development expenses and profits. StatSure and Inverness also entered into a license agreement whereby Inverness granted to StatSure a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the StatSure's "barrel format" which is already being sold by Inverness.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,047,484 at December 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

1. Rapid Point-Of-Care (POC) Immunoassays:

The Company has developed several rapid tests utilizing immunochromatography for the detection of antibodies to selected pathogens, including a test for HIV which the Company has licensed to Inverness Medical Innovations (“Inverness”) ( See ITEM 1. Marketing, Sales and Distribution: Point-of-Care Immunoassays). The Company’s rapid tests are intended to be easy to run and quick to read; they require two simple steps to perform. The test produces a visual result in fifteen to twenty (15-20) minutes or less and may be used without special equipment, refrigeration-storage, or expert-training.

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

The Company has recently shifted its development programs, primarily by a series of small collaborative relationships with other diagnostic firms, to developing additional specimen collection platforms and new applications to be used in point of care testing. In February 2007, we filed a patent application for an integrated, oral-fluid collection and testing device. In addition to oral-fluid, the patent covers collection of other physiologic fluids including whole blood and serum samples. The device incorporates our patented "sample volume adequacy indicator" control system, which is an internal quality control mechanism incorporated into the Company's existing line of oral fluid collection devices. Internal testing by us has demonstrated encouraging results relating to cost, performance and reliability.

In 2007, the majority of research and development activities focused on the development of new oral fluid testing platforms. The Company expended $34,591 in research and development costs in fiscal year 2007. (See ITEM 7, Managements Discussion, Research and Development)

Limited revenues have been generated from sales of the Company's rapid tests and saliva collection devices. The Company's products are subject to all the risks inherent in the introduction and sales of diagnostic products. The Company may not have sufficient funds to design and develop new products. There can be no assurance that the Company's products will be successfully developed, be developed on a timely basis or prove to be as effective as products based on existing or newly developed technologies. The inability to successfully complete development, or a determination by the Company, for financial or other reasons, not to undertake or complete development of any product, particularly in instances in which the Company has made significant capital expenditures, will have a material adverse effect on the Company.

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

Terms of the agreement include:

•	IMA will market the “Barrel” HIV test under IMA brands globally [subject only to certain existing international agreements that the Company and StatSure may keep in place for up to one year];

•
IMA will be the exclusive distributor/marketer of the “Barrel” HIV test under the agreement as well as any new HIV products in the “barrel field” that are developed, and may not compete with any products in this field worldwide as defined;

•
The Company granted IMA exclusive marketing and distribution rights to their intellectual property in the HIV barrel field; and IMA also granted the Company a license to its lateral flow technology for an HIV cassette product as well as for certain other products.

On October 17, 2007 we signed an additional agreement whereby IMA acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests that may be developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by IMA, the option provides for StatSure and IMA to equally share development expenses and profits. StatSure and IMA also entered into a license agreement whereby Inverness granted to StatSure a license to certain IMA lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to IMA. This license pertains to HIV tests using formats other than the StatSure's "barrel format" which is already being sold by IMA.

In 2007, the Company's revenues were primarily generated from sales of its saliva collection devices. For the year ended December 31, 2007, sales to two customers accounted for 89% of the Company's total product sales. Sales to these customers were approximately $505,000 and $141,000. The Company is continuing to seek new markets and sales opportunities for its products.

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

Inverness/Chembio has received a waiver of CLIA for the licensed barrel HIV product. This waiver allows sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics).

International Regulation and Distribution:

The Company’s products are subject to similar regulatory agencies policies, procedures and regulations regarding human clinical testing, manufacturing and marketing of medical devices. The Company plans, over time, to sell or distribute its products on a global basis and to file, or have filed on its behalf, the necessary documentation, and clinical trials data that meet regulatory requirements that will, once met, allow its products to be marketed. Regulatory approval specifications for medical devices vary from country to country. Some countries may not require regulatory approval when registering a product for sale to the private sector. Others rely on evaluations by agencies such as the WHO. Also, registrations in certain countries are often issued in the name of distributors. As the Company is in the process of changing distributors, it may need to obtain new registrations in many of the markets in which it had previously been permitted to sell. The process of obtaining regulatory approval from foreign countries can be costly and time consuming, and involves many of the same procedures and risks as obtaining FDA approval. There can be no assurance that any of the Company’s products not yet approved will receive regulatory approval in any country, or that the Company will have the resources to seek regulatory approval for any of its products in any country. The International Organization for Standardization (“ISO”) is a global federation of national standards representing more than 100 countries; and ISO certification, for example, is a pre-requisite to obtaining a CE mark (the European Union requirement to permit selling of medical devices).

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

ORAL-FLUID COLLECTION DEVICES— There are two levels of competition for sample collection devices for drug of abuse testing. In the first level, the Company's saliva collection device competes with other saliva collection products. The second level recognizes that the majority of the market for drugs-of-abuse testing (currently, the primary application for which the Company’s oral-collection devices are used) and other tests utilize urine collection products to obtain the physiologic sample. The market for replacing urine with saliva collection devices is emerging. The shift towards saliva is due to its convenience, ability to directly trace the authenticity of the specimen, less "invasiveness", increased speed to obtain quality sample, and overall cost-effectiveness. The oral fluid collection and diagnostic testing market is highly competitive and is expected to increase.

The primary direct competitor to our saliva collection device is Orasure Technologies, Inc., which sells FDA-approved oral fluid-based laboratory tests for drugs of abuse and HIV testing. There are several other collectors on the market from Sarstedt (Salivette), Malvern Medical, and International Diagnostic Systems (Ultrasal II),

RAPID IMMUNOASSAY—Lateral flow tests, also known as immunochromatographic strip (ICS) tests, offer benefits in the diagnostic process that point towards a growth market. These tests are designed to reduce the time spent waiting for test results from hours to minutes, require less training for operators, and reduce the cost of both device development and manufacturing. Rapid point of care testing devices are expected to play an increasingly important role in the decentralization of medicine, where testing is moving away from hospital-based central testing laboratories to point-of care (POC) locations inside and outside the hospital. Despite these trends, competition in point of care in vitro diagnostic testing is very active and strong. There are multiple vertical market segments for these POC products beyond testing for infectious disease which include: diabetes, oncology, cardiac markers, pregnancy and other tests relating to female health. There are many participants active within this industry that include, but by no means are limited to the following: General Electric-Abbott; Becton, Dickinson and Company (BD); Beckman Coulter Inc.; Biosite Incorporated; Instrumentation Laboratory (IL); Inverness Medical Innovations, Inc.; Johnson and Johnson; Roche Diagnostic; Calypte Biomedical Corporation; Binax, Inc.; Chembio Diagnostic Systems, Inc.; EY Laboratories, Inc.; OraSure Technologies, Inc.; MedMira Inc; Genzyme Corporation Meridian Bioscience, Inc.; Trinity Biotech plc

Orasure Technologies, Inc. is also a major competitor to our rapid HIV barrel technology in the U.S. Orasure Technologies, Inc. has an FDA approved blood-based and oral fluid-based rapid HIV test. Several companies market or have announced plans to market blood-based or oral fluid-based HIV rapid tests in the United States and abroad. MedMira and Trinity Biotech have also received FDA approval to sell rapid HIV blood tests in the United States. We believe other companies may seek FDA approval to sell competing rapid HIV tests in the future.

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

EMPLOYEES

As of March 15, 2008, the Company has four employees. This excludes our outside counsel, accountants, or manufacturing personnel at its contract manufacturers.

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

Newly promulgated or changed regulations could also impact our sales. Our distributor (U.S.) of the Saliva Sampler(TM) oral fluid collection device for the substance abuse market is presently seeking FDA approval for certain oral fluid drug tests using the Company's collection device. They may be required to undergo additional trials or procedures which may make it impractical or impossible to market our products for certain uses, in certain markets, or at all. For example, the Substance Abuse and Mental Health Services Administration ("SAMHSA"), which is part of the U.S. Department of Health and Human Services, is expected to issue regulations for the use of oral fluid drug testing for federal workers. Although we believe the SAMHSA regulations, when issued in final form, will permit us to market and sell our collector as part of the oral fluid drug test for use with federal workers, there is no guarantee that those regulations will do so, and our ability to sell those products in that market could be limited. In addition, the extent to which the final SAMHSA regulations permit the sale of our oral fluid drug tests for use with federal workers may influence whether customers in the workplace, criminal justice or other unregulated markets use our products. The regulations in some states may restrict our distributor from selling products in those states. For example, certain states restrict or do not allow the testing of oral fluid for drugs of abuse.

In addition, all in vitro diagnostic products that are to be sold in the European Union ("EU") must bear the CE mark indicating conformance with the essential requirements of the In Vitro Diagnostic Directive ("IVDD”). The licensees of our HIV test have not yet applied for a CE mark. The distributor of our saliva collection device has obtained the CE mark for the Omni Sal(R). We intend to obtain appropriate regulatory approvals and CE mark, if necessary, for our future products. While we are not aware of any material reason why we would be unable to do so, there can be no assurance that compliance with all provisions of the IVDD will be demonstrated and/or that we will be able to obtain a CE mark for all products that we desire to sell in the EU.

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

We have not achieved full-year operating profitability. We recorded net income of approximately $0.9 million in 2007 and losses of approximately $5.3 million in 2006. The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,047,484 at December 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels and concomitant margins, sufficient to support its operations.

In order to achieve sustainable profitability, our revenues will have to grow at a significant rate. Our ability to achieve revenue growth, and profitability, is dependent upon a number of factors including, without limitation, the following:

•	Getting financing at reasonable cost of capital that will allow us to add a series of new products that utilize the existing technology platforms

•	Our distributors' success in creating market acceptance for and selling increasing volumes of the Saliva Sampler(TM) collection device.

•
The Company has entered into a distribution arrangement with Inverness Medical Systems, Inc. whereby they have been granted exclusive rights to our patented barrel technology in an HIV rapid test (Clearview® COMPLETE HIV1/2) for sale in the U.S which has received from the FDA a waiver under the Clinical Laboratory Improvements Amendments of 1988 ("CLIA").. We are reliant on Inverness’s abilities to market and sell the product.

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

WE WILL REQUIRE FUTURE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS

The Company believes that its current cash position will not be sufficient to fund the Company's operations through 2008. Management believes that the agreements it entered into in September 2006 (See ITEM 1. DESCRIPTION OF BUSINESS) and the CLIA waiver granted by the FDA in the fourth quarter of 2007, will enable the Company to increase its revenues significantly in the next fiscal year, however it will be insufficient  to fund its aggressive growth and marketing efforts, and to capitalize on its intellectual property portfolio to design and develop new products. The Company will need to raise additional capital.

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

THE REGISTRATION OF A SIGNIFICANT AMOUNT OF OUR OUTSTANDING STOCK IN 2007 MAY HAVE A NEGATIVE EFFECT ON THE TRADING PRICE OF OUR STOCK.

On June 8, 2006, the Company completed a private placement of $2,150,000 with 10 institutional and accredited investors pursuant to the 2006 Series A Convertible Preferred Stock Agreement dated June 7, 2006, and filed a registration statement for these securities which became effective in 2007. The Convertible Preferred Stock is convertible to shares of common stock at conversion price of $0.50 per share. If all these preferred shares are converted, it will result in the issuance of 4,300,000 shares of common stock. In addition warrants convertible into approximately 2.6 million shares were issued with the 2006 Series A Convertible Preferred Stock financing. If investors holding a significant number of freely tradable shares and warrants and decide to sell them and or exercise their warrants in a short period of time following the effectiveness of the registration statement, such sales could contribute to significant downward pressure on the price of our stock.

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

During 2007 and 2006, we incurred $34,591 and $181,181, respectively, in research and development expenses.

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

ABILITY OF THE COMPANY TO DEVELOP PRODUCT DISTRIBUTION CHANNELS

The Company's sales depend to a substantial degree on its ability to develop product distribution channels and on the marketing abilities of these distribution companies. The Company will seek new marketing partners for distribution of recently developed testing platforms.

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

The Company has entered into a distribution arrangement with Inverness Medical Systems, Inc. whereby they have been granted exclusive rights to our patented barrel technology in an HIV rapid test for sale in the U.S. (The Inverness Clearview® COMPLETE HIV1/2 manufactured by Chembio.)

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 1881 Worcester Rd.  #200, Framingham, MA. 01701. In addition, the company maintains its accounting office at 1222 Avenue M, Brooklyn, New York. Rent expense for the years ended December 31, 2007 and 2006 aggregated $37,305 and $58,221, respectively. The Company rents on a month to month basis its premises in Framingham, MA, presently at $1,800 per month. The Company’s lease for its premises in Brooklyn, New York, has a three-year term ending August 30, 2008 and began with a base annual rental rate of $15,000 and increasing to $15,913 per year. Minimum future lease payments required under the operating lease for the Brooklyn office is $14,166 for the twelve month period ended December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the years ended December 31, 2007 and 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

From July 2004 through March 21, 2006, the Company's common stock traded on the OTC Bulletin Board market with the symbol SVAD. As of March 22, 2006, the shares of the Company have been trading with the new symbol SSUR.

The following table sets forth the high and low bid quotations as reported by the OTC Bulletin Board and "Pink Sheets" for the first quarter of 2008 and each quarter in 2007 and 2006. The OTC Bulletin Board and "Pink Sheets" quotations represent prices between dealers, and do not include retail markup, markdown or commissions, and may not represent actual transactions.

	HIGH	LOW
2008
First Quarter	$0.35	$0.15

2007
First Quarter	$0.70	$0.35
Second Quarter	0.45	0.15
Third Quarter	0.30	0.12
Fourth Quarter	0.40	0.15

	HIGH	LOW
2006
First Quarter	$1.90	$0.75
Second Quarter	1.50	0.80
Third Quarter	1.70	0.61
Fourth Quarter	1.02	0.51

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

HOLDERS

There were approximately 300 shareholders of record and approximately 3,000 beneficial owners of the Company's common stock at March 31, 2008.

DIVIDENDS

Historically, we have never paid cash dividends on our common stock. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

During the year ended December 31, 2007, we declared cash dividends of $0.02 per share on our outstanding preferred stock for the quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, for a total of $118,800 of accrued dividends.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In January 2007, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 81,068 shares of the Company’s common stock.

In March 2007, a dividend was paid on the Company’s 2006 Series A Convertible Preferred Stock with 138,306 shares of the Company’s common stock.

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

On September 18, 2007, the Company awarded 40,000 shares of common stock for financing and other services.

On October 17, 2007 the Company received $500,000 in financing from Inverness Medical Innovations, Inc. The financing consisted of a sale of 1,428,571 common shares at a price of $0.35 per share. Additionally, Inverness received five year warrants to purchase up to an additional 1,071,428 shares of the Company's stock at a price of $0.75 per share.

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

The forward-looking information set forth in this Annual Report on Form 10-KSB is as of March 31, 2008, and StatSure Diagnostic Systems (SDS) undertakes no duty to update this information. Should events occur subsequent to March 31, 2008 that make it necessary to update the forward-looking information contained in this Form 10-KSB, the updated forward-looking information will be filed with the SEC in a Quarterly Report on Form 10-QSB, or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the SEC's website at www.sec.gov. More information about potential factors that could affect SDS's business and financial results is included in the section entitled "Risk Factors" beginning on page 12 of this Form 10-KSB.

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

Concerning long term growth, industry observers believe that sales of HIV rapid tests will eventually be approved in certain markets for OTC sales, and that self-testing will become as easy to purchase as home pregnancy tests. If this were to occur, we believe that our platform used in the Inverness branded product, results in performance, design, and ease of use that could have a competitive advantage over many of the existing technologies and platforms. However, there can be no assurance that any HIV test will be allowed for sale as an OTC product. We also feel that we may increase revenues of our POC HIV test as regulatory approvals for certain other international markets are attained. We believe growth of revenues from our Saliva Sampler(R) oral fluid collectors could result from increased demand by our two major customers who have both indicated a positive outlook for 2008 and beyond. We have also initiated several collaborative, application-development programs with our oral collection device. The intent of these is to ultimately define new niche markets for this product. There is no assurance that any of these will result in meaning revenues for the Company in the future. In addition, the company has recently applied for a patent on a new rapid POC testing format which we anticipate further developing , as funds become available, with the hope of generating revenues in the future.

The Company has discontinued selling its FDA approved Stat-Simple(TM) H. pylori test since 2000 but may elect to resume sales if market conditions so warrant.

The Company believes that its current cash position may not be sufficient to maintain the Company's operations through 2008. The Company will need to raise additional capital to fund its growth and marketing efforts and to capitalize on its IP portfolio to design, develop, test, gain regulatory approval and launch new products as well as to meet its debt obligations. Development, marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources, which may be available to the Company. The Company is reviewing its options, including the selling of common stock, as a means to fund the Company's future growth plans. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its growth plans, or that such financing will be available on commercially reasonable terms.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,047,484 at December 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report on our December 31, 2007 financial statements stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUES: The Company's revenues consist of royalties, product sales of its patented saliva collection devices, and other income. Revenues increased to $974,321 in 2007 from $899,594 in 2006. The 2007 increase in revenues was due to greater royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems offsetting reduced sales of our saliva collector and international sales of our “barrel” HIV product from 2006. . Specimens collected with the device are sent to and processed at laboratories. For the year ended December 31, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $505,000, and $141,000.

COST OF PRODUCTS SOLD: Costs of products sold decreased to $209,354 in 2007 from $346,426 in 2006. The decrease was primarily attributable to the decrease in sales of our saliva collector and the discontinuance of manufacturing our “barrel” HIV product.

RESEARCH AND DEVELOPMENT EXPENSES: Direct research and development expenses decreased to $34,591 in 2007 from $181,181 in 2006. The decrease is due to fewer expenses incurred in 2007 due to the abandonment of the StatSure(TM) HIV test clinical trials during 2006. The expenses for research and development are expected to approximate 2007 spending until such time as the Company has sufficient funds to implement a new R&D program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses decreased to $1,706,180 in 2007 from $2,423,160 in 2006. The expenses which decreased substantially during 2007 were:

•
Professional expenses of auditing and accounting, and legal amounted to approximately $283,000 in 2007 from approximately $405,000 in 2006. In 2006 we incurred greater costs associated with patent reviews, patent litigation , filing of a registration statement and negotiation of an agreement with Inverness and Chembio.

•	Issuances of common stock to Chardan Group for advisory banking services in 2006 for which the Company recorded an expense for $383,000. No similar costs were incurred in 2007.

•	Fees incurred to the Chardan Group with the Convertible Preferred Stock for which the Company recorded an expense in 2006 for $826,881. No similar costs were incurred in 2007.

•	Amortization expenses- These expenses in 2007 amounted to approximately $29,000 from $217,000 in 2006. The decrease was due to greater deferred financing costs charged in 2006.

•
Consultants, public relations and rent expenses also decreased in 2007 from 2006. The Company was able to reduce consulting expenses when it abandoned the StatSure(TM) HIV test clinical trials during 2006 and no longer needed the services of the consultants for this project. Consultant expenses were approximately $7,000 and $267,000 in 2007 and 2006, respectively. The Company also reduced expenses relating to public relations. Public relation expenses were approximately $22,000 and $56,000 in 2007 and 2006, respectively. The Company benefited from lower rents at its present location in Massachusetts. Rent expenses were approximately $37,000 and $58,000 in 2007 and 2006, respectively.

•
Penalties increased from $35,700 in 2006 to $93,629 in 2007. The penalties are a result of the Company’s withdrawal of the registration statement filed in 2006, and which became effective during 2007, the Company accrued penalties to the holders of the 2006 Series A Convertible Preferred Stock.

IMPAIRMENT OF FIXED ASSETS: During the fourth quarter of 2006, we placed in service equipment that had been accounted for in Equipment Under Construction (and not in service). We had received orders from overseas clients for shipment during the fourth quarter 2006. We submitted these orders to our contract manufacturer for production using this equipment. As we had just signed the agreements with Inverness and Chembio (See Item 1. Description of Business), these orders were to be the last orders we would be placing with the contract manufacturer for our HIV product. We were planning on using this equipment at this contract manufacturer for development and production of other tests for infectious diseases. We were not able to schedule timely production of the HIV product and were forced to cancel the orders. Management decided that based upon this experience we would at this time not be able to plan future production using this equipment. Additionally, upon signing of the agreements, our business model changed. Management is evaluating future opportunities for the Company and is uncertain at this time whether any cash flow is to be generated by this equipment. Therefore now management has determined that these long-lived assets are impaired. As a result, we recorded a $661,181 non-cash charge to operating expense relating to the impairment of long-lived assets during the year ended December 31, 2006. The $661,181 impairment charge included (1) a $30,000 charge relating to the impairment of facility improvements made at our contract manufacturer and (2) a $631,181 impairment charge relating to manufacturing equipment that was considered impaired. The $661,181 impairment charge was determined based upon a valuation received from our machinery manufacturer as to the equipment’s scrap value. There were no impairment charges recorded during the fiscal year 2007.

INTEREST INCOME: In 2006, the Company earned interest on cash deposits at its financial institution of $8,041. The Company did not have similar interest income in 2007.

INTEREST EXPENSE: Interest expense decreased to $222,116 in 2007 from $320,363 in 2006. The decrease in 2007 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

INTEREST EXPENSE ON BENEFICIAL CONVERSION FEATURE:   Interest expense on beneficial conversion feature decreased to $143,626 in 2007 from $1,056,470 in 2006. The decrease of non-cash expense was due to the greater amounts of amortization of beneficial conversion feature of debentures during the year ended December 31, 2006.

FINANCING COSTS: Financing costs decreased to $0 in 2007 from $3,708,145 in 2006. All of the decrease was due to the Series 2006-A convertible preferred stock financing and the application of derivative accounting.

DERIVATIVE INCOME: Non-cash derivative income of $2,228,388 for the year ended December 31, 2007 was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price from $0.55 to $0.35.

DEBT CONVERSION EXPENSE: Other expense consists of an induced conversion expense of $403,872 incurred to convert the 9% convertible debentures as required under SFAS 84 during 2006. The Company did not incur a similar expense in 2007.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2007	2006
Cash and cash equivalents	$43,516	$109,332
Working capital deficit	(2,382,831)	(659,517)

Net cash used in operating activities in 2007 was $332,339 as compared to $1,043,301 in 2006. In 2007, the decrease in cash used as compared to 2006, was primarily due to the net income in 2007 of $886,842. The Company had a loss of $5,331,814 in 2006.

Cash used in investing activities in 2007 was $33,290 as compared to $58,756 in 2006. The decrease represents reduced costs incurred related to patents and trademarks.

Cash provided by financing activities in 2007 was $299,813 and in 2006 was $1,135,068. The decrease in cash provided by financing activities is primarily due to the 2006 proceeds from issuance of Series 2006-A preferred shares in the gross amount of $2,150,000, which did not recur in 2007 and the decrease in shareholder loans during 2007.

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

EFFORTS TO IMPROVE THE COMPANY’S FINANCIAL RESULTS

The Company has incurred losses over the past years. Management has taken great efforts and continues to implement changes designed to significantly improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, most notably on September 29, 2006, we executed several agreements by and among the Company, Inverness Medical Innovations, Inc. and Chembio Diagnostic Systems, Inc. Pursuant to these agreements,  Inverness is marketing our barrel format in a FDA approved rapid HIV test. The distribution agreements contain gross margin sharing formulae among Inverness, the Company and Chembio. The Company expects this agreement to result in an increasing source of revenues to the Company starting in 2007.

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

REVENUE RECOGNITION. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns. Revenue derived from royalty income is recognized as revenue in the period in which it is earned.

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

LONG-LIVED AND INTANGIBLE ASSETS. Our long-lived assets are comprised of property and equipment and our intangible assets primarily consist of patents and product rights. Together, these assets have a net book value of approximately $153,000 or 37% of our total assets at December 31, 2007. Property and equipment, patents and product rights are amortized on a straight-line basis over their useful lives, which we determine based upon our estimate of the period of time over which each asset will generate revenues. An impairment of long-lived or intangible assets could occur whenever events or changes in circumstances indicate that the net book value of these assets may not be recoverable. Events which could trigger asset impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of an asset or in our strategy for our overall business, significant negative industry or economic trends, shortening of product life-cycles or changes in technology. If we believe impairment of an asset has occurred, we measure the amount of such impairment by comparing the net book value of the affected assets to the fair value of these assets, which is generally determined based upon the present value of the expected cash flows associated with the use of these assets. If the net book value exceeds the fair value of the impaired assets, we would incur an impairment expense equal to this difference. We currently believe the future cash flows to be received from our long-lived and intangible assets will exceed their book value and, as such, we have not recognized any impairment losses through December 31, 2007. Any unanticipated significant impairment in the future, however, could have a material adverse impact to our financial position and future operating results.

IMPAIRMENT OF LONG-LIVED ASSETS, In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment. When impairment is noted, assets are evaluated for impairment at the lowest level for which there is identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

INCOME TAXES, The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

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
(formerly known as Saliva Diagnostic Systems, Inc.)
Brooklyn, New York

We have audited the accompanying balance sheets of StatSure Diagnostic Systems, Inc. (a Delaware Corporation, formerly known as Saliva Diagnostic Systems, Inc.), as of December 31, 2007 and 2006, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

LAZAR LEVINE & FELIX LLP

New York, NY
March 28, 2008

STATSURE DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,516	$109,332
Accounts receivable, net of allowance for doubtful accounts of $2,015 (2007) and $3,585 (2006)	152,049	176,135
Inventories	48,256	40,241
Prepaid expenses	9,795	6,857
Total current assets	253,616	332,565

Property and equipment, net of accumulated depreciation of $573,765 (2007) and $557,613 (2006)	47,158	42,149

OTHER ASSETS
Patents and trademarks, net of accumulated depreciation of $163,138 (2007) and $148,428 (2006)	105,527	108,108
Deferred loan costs	2,006	16,497
Deposits	2,500	14,350
Total other assets	110,033	138,955

TOTAL ASSETS	$410,807	$513,669

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable-shareholders, current portion	$1,476,317	$240,000
Debentures payable, net of discount	139,194	70,568
Accounts payable	123,516	100,758
Customer advances	—	31,792
Accrued expenses	187,309	108,022
Accrued interest	17,451	18,330
Accrued interest-due to shareholder	428,775	234,313
Accrued payroll expense to officers	124,999	127,499
Payroll and payroll taxes payable	20,086	11,300
Cash dividends payable to preferred shareholders	118,800	49,500
Total current liabilities	2,636,447	992,082

LONG-TERM LIABILITIES
Notes payable - shareholder, net of current portion	—	1,361,504
Deferred rent payable	—	6,745
Derivative instrument	1,010,390	3,238,778
TOTAL LIABILITIES	3,646,837	5,599,109

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, $.001 par value, 1,980 issued and outstanding	2	2

SHAREHOLDERS' DEFICIT
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 39,651,096 (2007) and 37,213,151 (2006)	39,651	37,213
Additional paid-in capital	47,771,801	46,643,371
Accumulated deficit	(51,047,484)	(51,766,026)
Total shareholders' deficit	(3,236,032)	(5,085,442)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$410,807	$513,669

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2007	2006
REVENUES:
Product Sales	$725,768	$820,969
Royalty and Other Income	248,553	78,625
	974,321	899,594

Cost of products sold	209,354	346,426

Gross profit	764,967	553,168

OPERATING EXPENSES:
Research and development	34,591	181,181
Selling, general and administrative	1,706,180	2,423,160
Impairment of fixed assets	—	661,181

	1,740,771	3,265,522

LOSS FROM OPERATIONS	(975,804)	(2,712,354)

OTHER INCOME (EXPENSES):
Interest income	—	8,041
Interest expense	(222,116)	(320,363)
Interest expense on beneficial conversion features	(143,626)	(1,056,470)
Financing costs	—	(3,708,145)
Derivative income	2,228,388	2,861,349
Debt conversion expense	—	(403,872)

Total other income (expenses)	1,862,646	(2,619,460)

Income (loss) before provision for income taxes	886,842	(5,331,814)
Provision for income taxes	—	—

NET INCOME (LOSS)	886,842	(5,331,814)

Dividends - Preferred stock series 2006-A	168,300	103,250

NET INCOME (LOSS) TO COMMON SHAREHOLDERS	$718,542	$(5,435,064)

BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.15)
DILUTED EARNINGS (LOSS) PER SHARE	$(0.03)	$(0.15)
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC EARNINGS (LOSS) PER SHARE	38,219,775	35,407,035
DILUTED EARNINGS (LOSS) PER SHARE	42,622,632	35,407,035

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF SHAREHOLDERS' DEFICIT

	SERIES 1998-B
	PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT

BALANCES, JANUARY 1, 2006	-	$-	31,769,491	$31,769
COMMON STOCK ISSUED FOR SERVICES RENDERED	-	-	300,000	300
EXERCISE OF WARRANTS	-	-	3,250,000	3,250
OPTIONS GRANTED TO NON-EMPLOYEES DIRECTORS	-	-	-	-
CONVERSION OF DEBENTURES AND INTEREST	-	-	1,497,810	1,498
INDUCED CONVERSION OF DEBENTURES	-	-	-	-
COST OF PREFERRED STOCK OFFERING	-	-	-	-
OPTIONS GRANTED TO EMPLOYEES	-	-	-	-
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	-	-	55,850	56
CONVERSION OF SERIES 2006-A PREFERRED SHARES	-	-	340,000	340
DIVIDENDS ON PREFERRED STOCK SERIES 2006-A	-	-	-	-
NET LOSS	-	-	-	-
BALANCES, DECEMBER 31, 2006	-	$-	37,213,151	$37,213

OPTIONS GRANTED TO NON-EMPLOYEES DIRECTORS	-	-	-	-
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	-	-	219,374	219
OPTIONS GRANTED TO EMPLOYEES	-	-	-	-
PREFERRED STOCK DIVIDEND	-	-	-	-
WARRANTS ISSUED FOR TERMINATION PENALTY	-	-	-	-
COMMON STOCK ISSUED FOR TERMINATION PENALTY	-	-	750,000	750
COMMON STOCK ISSUED FOR SERVICES	-	-	40,000	40
COMMON STOCK AND WARRANT ISSUED FOR CASH	-	-	1,428,571	1,429
NET INCOME	-	-	-	-
BALANCES, DECEMBER 31, 2007	-	$-	39,651,096	$39,651

	ADDITIONAL
	PAID-IN	DEFERRED	ACCUMULATED	TOTAL
	CAPITAL	COMPENSATION	DEFICIT	(DEFICIT)

BALANCES, JANUARY 1, 2006	$44,545,318	$(2,927)	$(46,330,962)	$(1,756,802)
COMMON STOCK ISSUED FOR SERVICES RENDERED	383,500	-	-	383,800
EXERCISE OF WARRANTS	29,250	-	-	32,500
OPTIONS GRANTED TO NON-EMPLOYEE DIRECTORS	46,485	-	-	46,485
CONVERSION OF DEBENTURES AND INTEREST	1,108,109	-	-	1,109,607
INDUCED CONVERSION OF DEBENTURES	403,872	-	-	403,872
COST OF PREFERRED STOCK OFFERING	(826,881)	-	-	(826,881)
OPTIONS GRANTED TO EMPLOYEES	560,364	2,927	-	563,291
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	53,694	-	-	53,750
CONVERSION OF SERIES 2006-A PREFERRED SHARES	339,660	-	-	340,000
DIVIDENDS ON PREFERRED STOCK SERIES 2006-A	-	-	(103,250)	(103,250)
NET LOSS	-	-	(5,331,814)	(5,331,814)
BALANCES, DECEMBER 31, 2006	46,643,371	$-	(51,766,026)	(5,085,442)
OPTIONS GRANTED TO NON-EMPLOYEES DIRECTORS	46,488	-	-	46,488
COMMON STOCK ISSUED IN LIEU OF CASH DIVIDEND PAYMENTS	98,781	-	-	99,000
OPTIONS GRANTED TO EMPLOYEES	187,081	-	-	187,081
PREFERRED STOCK DIVIDEND	-	-	(168,300)	(168,300)
WARRANTS ISSUED FOR TERMINATION PENALTY	66,499	-	-	66,499
COMMON STOCK ISSUED FOR TERMINATION PENALTY	224,250	-	-	225,000
COMMON STOCK ISSUED FOR SERVICES	6,760	-	-	6,800
COMMON STOCK AND WARRANT ISSUED FOR CASH	498,571	-	-	500,000
NET INCOME	-	-	886,842	886,842
BALANCES, DECEMBER 31, 2007	$47,771,801	$-	$(51,047,484)	$(3,236,032)

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$886,842	$(5,331,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,862	80,250
Amortization of deferred costs	14,491	194,764
Stock issuance for services rendered	6,800	383,800
Stock and warrants issued for termination penalty	291,499	—
Options granted to employees as compensation	187,081	563,291
Options granted to non-employee	46,488	46,485
Beneficial conversion features of convertible debts	143,626	1,056,470
Financing costs on derivative instruments	—	3,644,248
Mark-to-market gain on derivative instruments	(2,228,388)	(2,861,349)
Induced conversion expense on debentures	—	403,872
Impairment of assets	—	661,181
Changes in current assets and liabilities:
Accounts receivable	24,086	(106,394)
Inventories	(8,015)	15,909
Prepaid expenses	(2,938)	3,962
Deposits	11,850	—
Accounts payable, accrued payroll expense to officers and accrued expenses	270,122	201,469
Deferred rent	(6,745)	555
Net cash used in operating activities	(332,339)	(1,043,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(21,161)	(1,319)
Acquisitions of patents and trademarks	(12,129)	(57,437)
Net cash used in investing activities	(33,290)	(58,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	185,000	649,894
Repayments of shareholder loans	(310,187)	(1,403,826)
Repayments of debentures	(75,000)	(112,500)
Proceeds from issuance of common stock	500,000	32,500
Gross proceeds from issuance of Series 2006-A preferred shares and derivative instruments	—	2,150,000
Payment of financing costs	—	(181,000)
Net cash provided by financing activities	299,813	1,135,068

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(65,816)	33,011

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	109,332	76,321

CASH AND CASH EQUIVALENTS, END OF YEAR	$43,516	$109,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,500	$58,800
Cash paid for taxes	—	1,788

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Reclassification of accrued interest to loan principal	—	251,282

Conversion of debenture and interest payable into common stock	—	1,109,607

Warrants issued to a placement agent related to Series 2006-A convertible preferred stock issuance and were recorded as additional paid in capital and warranty liability	—	645,881

Common stock issued in lieu of cash dividend payments	99,000	53,750
Preferred stock dividends accrued and not paid	118,800	49,500
Common stock shares issued for conversion of Series 2006-A preferred shares	—	340,000

The accompanying notes are an integral part of these financial statements

STATSURE DIAGNOSTIC SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1. DESCRIPTION OF BUSINESS:

StatSure Diagnostic Systems, Inc., a Delaware corporation ("the Company"), is primarily engaged in the development, manufacture and marketing of rapid in-vitro assays for use in the detection of infectious diseases and other conditions, and medical specimen collection devices. The Company is currently marketing its medical specimen collection devices both in the U.S. and overseas.

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) Chembio Diagnostics (CEMI.OB) (“Chembio”), and the Company signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture the recently FDA approved HIV barrel product for Inverness. This product is being marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed. The Company announced on November 5, 2007, that the HIV 1/2 Rapid Test employing the Company's patented "barrel" technology marketed and distributed worldwide by Inverness Medical Innovations under its Clearview® brand as "Clearview COMPLETE HIV 1 /2, received an FDA waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA). This CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver was obtained, marketing and sales of the product was restricted to those laboratory settings with CLIA certification, which seriously restricted the revenues derived from the product in 2007.

At the beginning of business on January 24, 2006, the Company effected a name change from Saliva Diagnostic Systems, Inc. to StatSure Diagnostic Systems, Inc.

NOTE 2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Since July 1990, the Company has been engaged almost exclusively in research and development activities focused on developing proprietary saliva based collection devices and rapid assays for infectious diseases. Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $51,047,484 at December 31, 2007. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 and October 2007, substantial additional financing will be required in future periods.

The Company’s capital requirements have been and will continue to be significant. The Company’s capital base is smaller than that of many of its competitors, and there can be no assurance that the Company’s cash resources will be able to sustain its business. The Company is dependent upon its effort to raise capital to finance its future operations, including the cost of development, manufacturing and marketing of its products, to conduct clinical trials and submissions for FDA approval of its products and to continue the design and development of its new products. Marketing, manufacturing and clinical testing may require capital resources substantially greater than the resources available to the Company. The Company intends to continue to seek public or private placement of its equity securities in order to provide the funds necessary to meet its obligations. In addition, Management believes that the agreements it entered into with Inverness Medical Innovations in September 2006 (See Note 1), could enable the Company to increase its revenues significantly during the next few years.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original or remaining maturities of three months or less. There were no cash equivalents at December 31, 2007.

ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of our customers and our historical experience of write-offs.

INVENTORIES

Our inventories are valued at the lower of cost or market, determined on a first-in, first-out basis, and includes the cost of raw materials. The majority of our inventories are subject to expiration dating. We continually evaluate the carrying value of our inventories and when, in the opinion of management, factors indicate that impairment has occurred, either a reserve is established against the inventories’ carrying value or the inventories are completely written off. We base these decisions on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements over the next twelve months and the expiration dates of raw materials and finished goods. Presently we order raw materials and produce finished goods for confirmed orders only, thereby reducing the risk of losses due to product expiration.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation on machinery and equipment is computed using the straight-line method over an estimated useful life of five years; depreciation commences when the assets are placed in service.

Depreciation expense charged to operations for the years ended December 31, 2007 and 2006 amounted to $16,152 and $57,698, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist of costs associated with the acquisition of patents and trademarks. Patents and trademarks are amortized using the straight-line method over 17 years. Accumulated amortization was $163,138 and $148,428 at December 31, 2007 and 2006, respectively. Amortization expense for fiscal 2007 and 2006 was $14,710 and $22,552, respectively. Amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2008	$15,000
2009	15,000
2010	11,800
2011	8,100
2012	6,700
Thereafter	48,927
$105,527

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), our long-lived assets to be held and used in the business are reviewed for impairment. When impairment is noted, assets are evaluated for impairment at the lowest level for which there is identifiable cash flows. If the sum of expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that the fair values are reduced for disposal costs. Considerable management judgment and assumptions are necessary to identify indicators of impairment and to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

During the fourth quarter of 2006, we placed in service equipment that had been accounted for in Equipment Under Construction (and not in service). We had received orders from overseas clients for shipment during the fourth quarter 2006. We submitted these orders to our contract manufacturer for production using this equipment. As we had just signed the agreements with Inverness and Chembio (See Note 1), these orders were to be the last orders we would be placing with the contract manufacturer for our HIV product. We were planning on using this equipment at this contract manufacturer for development and production of other tests for infectious diseases. We were not able to schedule timely production of the HIV product and were forced to cancel the orders. Management decided that based upon this experience we would at this time not be able to plan future production using this equipment. Additionally, upon signing of the agreements, our business model changed. Therefore management determined that these long-lived assets were impaired. As a result, we recorded a $661,181 non-cash charge to operating expense relating to the impairment of long-lived assets. The $661,181 impairment charge included (1) a $30,000 non-cash charge relating to the impairment of facility improvements made at our contract manufacturer and (2) a $631,181 impairment charge relating to manufacturing equipment that was considered impaired. The $661,181 non-cash impairment charge was determined based upon a valuation received from our machinery manufacturer as to the equipment’s scrap value. There were no impairment charges recorded during the fiscal year 2007.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

Revenue derived from royalty income is recognized as revenue in the period in which it is earned.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

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

As a result of the adoption of FAS 123(R), the Company's results for the year ended December 31, 2007 and 2006 include share-based compensation expense of $187,081 and $563,291, respectively, recorded in the selling, general and administrative expenses for the years ended December 31, 2007 and 2006.  There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ deferred tax asset

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the years ended December 31, 2007 and 2006, respectively:

	For the Year’s Ended December 31,
	2007	2006
Numerator:
Net income (loss) to common shareholders	$718,542	$(5,435,064)
(Deduct)/Add:
Mark-to-market gain-derivative liability	(2,228,388)	(2,861,349)
Interest on convertible debt	27,653	6,982
Dividends on preferred stock payable in shares	168,300	103,250
Net loss to common shareholders and assumed conversion	$(1,313,893)	$(8,186,181)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	38,219,775	35,407,035
Effect of dilutive items:
Stock options	442,857	-
Convertible securities	3,960,000	-
Shares used for diluted loss per share	42,622,632	35,407,035
Net loss per share:
Diluted:	$(0.03)	$(0.15)

The numerator has been adjusted for the change in fair value of derivative liability related to the convertible notes and warrants. The diluted income (loss) per share for the years ended December 31, 2007 excludes from the calculation 126,667 shares issuable upon the exercise of stock options and warrants and 4,260,000 shares issuable upon the conversion of convertible securities. These shares are excluded due to their anti-dilutive effect as a result of the Company’s net loss after adjusting for the change in fair value of derivative income effect during these periods. The calculation for the year ended December 31, 2006 excludes 3,847,188 shares issuable upon exercise of stock options and warrants, 4,871,594 shares issuable upon the conversion of convertible securities and 55,850 shares issuable for preferred stock dividends due to net loss for these periods.

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

SEGMENT REPORTING

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 "Disclosure About Segments and Related Information" ("SFAS 131"). SFAS 131 requires public companies to report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the product, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company's business segments disclosures are included in Note 13.

SHIPPING AND HANDLING COSTS

Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and dividends payable reflected in these financial statements approximate carrying value as these are short-term in nature. Fair value of notes payable- shareholders and derivative instruments associated with Series A convertible preferred stock are disclosed in Notes 7 and 8 respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the December 31, 2006 financial statements in order to conform to the current fiscal year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Statement of Financial Accounting Standard 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

Statement of Financial Accounting Standard 141 (revised 2007), Business Combinations ("SFAS 141R")

In December 2007, the FASB issued SFAS No. 141R which establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

Statement of Financial Accounting Standard 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”)

In December 2007, the FASB issued SFAS 160 which changes the accounting and reporting of minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS 160 would have on our financial statements.

Statement of Financial Accounting Standard 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its financial statements.

 In June 2007, the EITF reached consensus on EITF Issue No. 07-3,Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 states that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or the related services have been performed. EITF is effective for fiscal years beginning after December 15, 2007. Entities are to recognize the effects of EITF 07-3 prospectively for new contracts entered into after the effective date. The adoption of EITF 07-3 is not expected to have a material impact on our financial statements.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1 , Accounting for Collaborative Arrangements ("EITF 07-1"). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity's business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. EITF 07-1 is effective for annual periods beginning after December 15, 2007 and is to be applied retrospectively to all periods presented for all existing collaborative arrangements. We do not expect the adoption of EITF 07-1 to have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. INVENTORIES

Inventories consisted of the following:

	December 31,
	2007	2006

Raw materials	$28,884	$23,867
Finished goods	19,372	16,374
	$48,256	$40,241

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006

Machinery and equipment	$620,923	$599,762
	620,923	599,762
Less: accumulated depreciation and amortization	(573,765)	(557,613)
	$47,158	$42,149

NOTE 6. DEFERRED LOAN COSTS

Deferred loan costs represent the value of payments of cash, warrants and shares issued to brokers and a shareholder as consideration for loan financing during the years. As of December 31, 2007, deferred loan costs were $2,006, which are being recognized on a straight-line basis over the contractual term of the respective loan and debenture agreements. Loan costs charged to interest expense for the years ended 2007 and 2006 was $14,491 and $194,764, respectively.

NOTE 7. FINANCING FROM SHAREHOLDERS

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at any time after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of December 31, 2007, the loan balance to this shareholder aggregated $1,476,317. An additional amount of $194,462 of interest on this note has been accrued during 2007 and a total of $428,775 in accrued interest remains owed as of December 31, 2007. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. The Company was unable to make its quarterly principal payment of $60,000 for the quarter ended September 30, 2007 and therefore, the remaining principal balance is being classified as a current liability due on demand.

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

NOTE 8. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $143,626 and $1,056,470, respectively, for the years ended December 31, 2007 and 2006. The Company had sold an aggregate of $1,510,000 in convertible debentures. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,607 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

As of December 31, 2007, there are outstanding $262,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at December 31, 2007 of $262,500 plus accrued interest of $15,106 has therefore been reflected as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

Debentures payable-net of discount in the amount of $139,194, is the net of gross amount of debenture payables of $262,500 reduced by unamortized debt discount of $123,306, and is shown on the balance sheet as a current liability.

NOTE 9. EQUITY TRANSACTIONS

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

As of December 31, 2007, the Company has accrued $118,800 in dividends at the rate of 8% per annum. The Company intends to settle this amount with cash during 2008.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registerable Shares covered by the registration statement have been sold or (y) the date on which the Registerable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of December 31, 2007, a penalty of $129,329 was accrued.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133: Accounting for Derivative Instruments and Hedging Activities. Pursuant to the provisions of Statement of Financial Accounting Standards No. 133, and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), the Company has recorded initially the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative instruments on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,246 was charged in fiscal 2006 to financing costs in the statements of operations.

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

As of December 31, 2007, the Company believed that none of the events that trigger redemption upon major corporate events were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of December 31, 2007, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value, there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of December 31, 2006, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $1,477,689 and $1,723,660, respectively, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  At December 31, 2007 and 2006, the balances in the liability accounts were $1,010,390 and $3,238,778, respectively. For the years ended December 31, 2007 and 2006, the Company recognized derivative income of $2,228,388 and $2,861,349, respectively. As of December 31, 2007, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.35
Exercise price	$0.80-1.00
Expected life in years	3.42 years
Risk free interest rate	3.07%
Expected volatility	82.79%
Dividend yield	0%

On January 7, 2007 the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500.

Dividends declared to the holders of the 2006 Series A Convertible Preferred Stock in the amount of $168,000, for the year ended December 31, 2007, resulted in $49,500 in dividend obligations (for the first quarterly dividend) at the rate of 10% per annum paid with 138,306 shares of the Company’s common stock; and $118,800 in dividend obligations to be paid in cash.

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

On September 18, 2007, the Company awarded 40,000 shares of common stock to an individual for certain financing and other services. These shares were valued at $0.17 per share or $6,800 and have been included in selling, general and administrative expenses in the accompanying Statements of Operations.

During October 2007, Inverness Medical Innovations, Inc. (Inverness) entered into a strategic investment with the Company and purchased 1,428,571 common shares for $500,000 ($0.35 per share). Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 million shares of the Company's stock at a price of $0.75 per share.

 NOTE 10. STOCK-BASED COMPENSATION PLANS

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

Non-Plan Options

On March 25, 2005, 550,000 stock options were granted to one officer/employee and on May 2, 2005, another 550,000 stock options were granted to a second officer/employee in accordance with their employment agreements. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015 and had a fair value at the date of grant of $2,265,050. Stock option compensation for non-plan option grants recognized during the years ended December 31, 2007 and 2006 amounted to $187,081 and $563,291, respectively.

Stock option compensation expense in fiscal 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. The Company has not adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options, since the forfeiture rate based upon historical data was determined to be immaterial.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. During the year ending December 31, 2007, the assumptions made in calculating the fair values of options are as follows:

For the Year ended
December 31, 2007
Expected term (in years)	5
Expected volatility	181.5%
Expected dividend yield	0%
Risk-free interest rate	4.35%

The following table summarizes all stock option activity for options granted under the 1992 Plan, the 1994 Plan and non-plan options during the years ended December 31, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,151,000	$1.64
Granted	100,000	1.00
Exercised	—	—
Forfeited/expired	(51,000)	19.23
Outstanding at December 31, 2006	1,200,000	$0.85
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2007	1,200,000	$0.85
Exercisable at December 31, 2007	1,166,667	$0.85

As of December 31, 2007, there was $46,487 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at December 31, 2007	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	7.18	$0.85	1,166,667	$0.85

The following table summarizes the information about warrants outstanding at December 31, 2007:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,312,000	$0.01
Granted	2,647,187	1.00
Exercised	(3,250,000)	0.01
Forfeited/expired	(2,000)	0.01
Outstanding at December 31, 2006	2,707,187	$0.01
Granted	1,321,428	0.70
Exercised	—
Forfeited/expired	(60,000)	0.01
Outstanding at December 31, 2007	3,968,615	$0.90

Of the above warrants, 2,647,187 expire in 2011 and 1,321,428 expire in 2012.

NOTE 11. INCOME TAXES

A current provision for Federal and State income taxes was not required for the years ended December 31, 2007 or 2006, due to the Company’s tax losses. At December 31, 2007 and 2006, the Company has unused net operating loss carry-forwards of approximately $45,500,000 and $44,800,000, respectively which expire at various dates through 2026. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

As of December 31, 2007 and 2006, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	Year Ended
	December 31,
	2007	2006

Deferred Tax Assets:
Stock option compensation	$—	$100,000
Deferred Compensation	76,000	200,000
Net Operating Losses	18,100,000	17,500,000
Valuation Allowances	(18,176,000)	(17,800,000)

Net Deferred Tax Asset	$0	$0

A reconciliation of the difference between the expected tax rate using the statutory federal tax rate and the Company’s effective tax rate is as follows:

	Year Ended
	December 31,
	2007	2006
U.S Federal income tax statutory rate	34.0%	34.0%
State income tax, net of federal income tax benefit	5.0%	5.0%
Deferred tax asset allowance	(39.0)%	(39.0)%
Effective tax rate	(0.0)%	(0.0)%

NOTE 12. OPERATING LEASES

The Company leases premises in Brooklyn, New York. This lease has a three-year term ending August 30, 2008 and a base annual rental rate starting at $15,000 and increasing to $15,913 per year. Minimum future lease payments required under the operating lease for the Brooklyn office is $14,166 for the twelve month period ended December 31, 2008. Rent expense of $37,305 and $58,221 was recognized in fiscal 2007 and 2006, respectively.

The Company rents, on a month to month basis, its executive offices located in Framingham, Massachusetts, for $1,800 per month.

NOTE 13. COMMITMENTS AND CONTINGENCIES

ECONOMIC DEPENDENCY

For the year ended December 31, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $505,112 and $141,492 and accounts receivable from these customers as of December 31, 2007, aggregated $115,010 and $29,700, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the year ended December 31, 2006, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $592,000 and $131,000 and accounts receivable from these customers as of December 31, 2006, aggregated $97,600 and $0, respectively. The loss of either of these customers could have a material adverse effect on the Company.

For the year ended December 31, 2007, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through December 31, 2007 were approximately $115,000, $67,000, and $29,000. The corresponding accounts payable at December 31, 2007, to these suppliers, aggregated approximately $66,000. For the year ended December 31, 2006, purchases from six suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through December 31, 2006 were approximately $62,000, $44,000, $38,000, $36,000, $31,000 and $29,000. The corresponding accounts payable at December 31, 2006, to these suppliers, aggregated approximately $16,000.

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, “Segment Disclosures and Related Information,” we operate within one segment. Our products are sold principally in the United States and the United Kingdom. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales. Foreign sales during 2007 and 2006 were approximately $582,000 and $684,000, respectively. The following table represents total product sales revenue by geographic area:

	Year Ended December 31,
	2007	2006

United States	$143,337	$136,985
Europe	542,351	597,891
Canada, Americas, and Asia	37,560	34,045
Africa	2,520	52,048
	$725,768	$820,969

All of the Company’s long lived assets are located in the United States.

EMPLOYMENT CONTRACTS

In March and May of 2005, the Company entered into employment agreements respectively with Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President. Both agreements provide a minimum annual base salary of $120,000 for a term of two years and renewable annually. The current annual renewal period ends in May 2008 and continues to provide for a base salary of $120,000. Either party can terminate the agreement upon 90 days notice. This base salary will increase to $180,000 per year upon closing of a financing to the Company with minimum gross proceeds of $3,000,000. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the Company. Each executive, if terminated by the Company without cause, would be entitled to six months’ severance.

RELATED PARTY AGREEMENT

On October 17, 2007 the Company received a $500,000 financing from Inverness Medical Innovations, Inc. The financing consists of a purchase of 1,428,572 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 million shares of the Company’s stock at a price of $0.75 per share. In connection with this financing, the Company and Inverness signed two additional agreements. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by Inverness, the option provides for StatSure and Inverness to equally share development expenses and profits. StatSure and Inverness also entered into a license agreement whereby Inverness granted to StatSure a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the StatSure’s “barrel format” which is already being sold by Inverness. During the year ended December 31, 2007, the Company earned $168,721 in royalty income under this agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of segregation of duties, resulting from the Company’s limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
NAME	AGE	POSITION WITH THE COMPANY
Steven Peltzman	61	Chief Executive Officer and Chairman of
		The Board of Directors
D. Bruce Pattison	61	President, Chief Operating Officer and Director
Leo Ehrlich	50	Chief Financial Officer, Secretary, and Director
Mo Bodner	50	Vice President
Richard Woodrich	62	Director
Joseph Levi	49	Director

The following are brief summaries of the business experience of the directors and executive officers of the Company during 2006, including, where applicable, information as to other directorships held by each of them. There are no family relationships among any of the directors and executive officers of the Company.

Mr. Steven Peltzman has been a consultant to the Company from October 2004. As of March 25, 2005, the Company and Mr. Peltzman have signed an employment agreement whereby Mr. Peltzman has become the Company's Chief Executive Officer. Mr. Peltzman brings more than thirty years of experience in the general management and commercialization in both public and private healthcare companies ranging from diagnostics and medical devices to biotechnology. From 1991 to 1997 Mr. Peltzman served as Chief Operating Officer of OSI Pharmaceuticals (OSIP) and from 1994 to 1997 was appointed its President. During this period and through 1999 he also served as a Director of OSI Pharmaceuticals, Inc. From 1984 to 1991, Mr. Peltzman was President and Chief Executive Officer of Applied BioTechnology, Inc. Prior to that he spent ten years at Corning Medical and four years at Millipore serving in a number of executive positions. During the past several years, following his retirement from OSI Pharmaceuticals, Mr. Peltzman has been engaged in the interim management, corporate development and /or M&A functions for a number of technology-based biopharmaceutical, drug-delivery, and device companies. During 2006, Mr. Peltzman was a Director and Interim President of InterPath Pharmaceuticals, Inc., a private, Houston-based oncology company. Mr. Peltzman was also a Director of Protein Polymer Technologies, Inc. (PPTI) a San Diego based biotechnology company engaged in genetically engineered proteins targeting biomedical and special materials applications. Mr. Peltzman is member of the Board of Overseers at Beth Israel Deaconess Medical Center, a graduate of the University of Rochester and of the Advanced Management Program at Harvard University's Graduate School of Business Administration.

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

Mr. Leo Ehrlich was appointed to the Board of Directors in September 1999. He is also the CFO and a director of Cellceutix Corporation, a pharmaceutical company with drugs in preclinical development, and until May 2007 was the CFO of NanoViricides, Inc. (NNVC), a pharmaceutical company. He is a Certified Public Accountant and received his BBA from Bernard Baruch College of the City University of New York.

Mr. Mo Bodner was appointed on April 12, 2007 as Vice President of Business Development, effective May 1, 2007. Mr. Bodner began as a consultant and then as an employee to the Company since 2005. Prior to his relationship with the Company, Mr. Bodner was self-employed as a private investor. From 1998 to 2001 Mr. Bodner headed  the equity trading desk at American Third Market Securities and was Head Trader at International Securities Corp.  Mr. Bodner has experience in funding and assisting small and micro-cap companies. Mr. Bodner is the husband of Helenka Bodner, a major shareholder of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT PLEASE UPDATE

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for 2007 concerning compensation awarded to, earned by or paid the Company's Executive Officers.

Name and Principal Position	Year	Salary ($)[1]		Bonus ($)[2]		Option Awards ($)[3]		All Other Compensation		Total ($)
Steven Peltzman, CEO and Chairman of the Board[4,6]	2006 2007	$ $	120,000 120,000	$ $	- -	$ $	299,677 -	$ $	- -	$ $	419,677 120,000
D. Bruce Pattison, President, COO, and Director[4]	2006 2007	$ $	120,000 120,000	$ $	- -	$ $	263,614 -	$ $	- -	$ $	383,614 120,000
Leo Ehrlich, CFO, Secretary, and Director[4]	2006 2007	$ $	60,000 60,000	$ $	- -	$ $	- -	$ $	- -	$ $	60,000 60,000
Moshe Bodner[5] , Vice President	2006 2007	$ $	120,000 120,000	$ $	- -	$ $	- -	$ $	- -	$ $	120,000 120,000

1 Salary is total base salary.
2 No bonuses were paid.
3 The valuations of these options reflect the compensation costs of each option award over the requisite service period in accordance with FAS123R.
4 Also serves as a director on the Company’s board of directors and does not receive any compensation for this director role.
5Moshe Bodner is the husband of Helenka Bodner. See Item 11. Security Ownership Of Certain Beneficial Owners And Management.
6 Principal executive officer (“PEO”).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Option Vesting Date
Steve Peltzman[1]	100,000		0.10	03/24/2015	3/25/2005
	150,000		1.00	03/24/2015	10/01/2005
	150,000		1.00	03/24/2015	10/01/2006
		150,000	1.00	03/24/2015	10/01/2007
Bruce Pattison[1]	100,000		0.10	5/01/2015	5/01/2005
	150,000		1.00	5/01/2015	10/01/2005
	150,000		1.00	5/01/2015	10/01/2006
		150,000	1.00	5/01/2015	10/01/2007

1 See “Employment Agreements” in preceding paragraph

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($) [2]	Total ($)
Richard Woodrich	$13,667	$-	$23,242	$36,909
Joseph Levi	$12,000	-	23,243	35,243

1 Cash compensation for outside directors is set at $3,000 per quarter. The audit committee of the Board of Directors was established November 15, 2005 composed of directors Richard Woodrich and Joseph Levi, with Mr. Woodrich serving as chairman. Mr. Woodrich is compensated an additional sum for the necessary services as chairman of the Audit Committee.  Additional compensation for the period from January 1, 2007 through November 30, 2007, was set at  $3,000 per quarter. On December 1, 2007, it was changed to $2,000 per quarter.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and each of our “named executive officers” and all of our directors and executive officers as a group as of March 15, 2008.

NAME AND ADDRESS OF BENEFICIAL	SHARES BENEFICIALLY	PERCENT OF SHARES
OWNER	OWNED	BENEFICIALLY OWNED
Steve Peltzman (1)
c/o SDS, Inc.	550,000	1.4%
1881 Worcester Rd. #200

Framingham, MA. 01701

Bruce Pattison (1)
c/o SDS, Inc.
1881 Worcester Rd. #200

Framingham, MA. 01701	550,000

Richard Woodrich (1,3)
c/o SDS, Inc.
1881 Worcester Rd. #200

Framingham, MA. 01701	41,666	*

Leo Ehrlich (1)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230	3,667,442	9.2%

Joe Levi (1,3)
c/o SDS, Inc.
1222 Avenue M
Brooklyn, NY 11230	41,666	*

Moshe Bodner
1337 E. 9th St.
Brooklyn, NY 11230	*	*

All Executive Officers,
Directors and Director
nominees as a group	4,550,774	11.2%

Helenka Bodner
1337 E. 9th St
Brooklyn, NY 11230	15,266,896	38.5%

Jules Nordlicht
225 West Beech St
Long Beach, NY 11561	2,500,000	6.3%

* Denotes beneficial ownership of less than 1%.
(1) Director of the Company.
(2) The percentage includes the warrants held and fully exercisable within 60 days subsequent to March 15, 2008.
(3) Does not include 16,668 in the aggregate, (8,334 each) of shares issuable upon exercise of options that are not exercisable within the next 60 days.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of March 15, 2008 , are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder. Percentage of ownership is based on 39,651,096 shares of common stock outstanding on March 15, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at any time after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of December 31, 2007, the loan balance to this shareholder aggregated $1,476,817. An additional amount of $428,775 of interest on this note has been accrued during 2007 and remains owed as of December 31, 2007. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. The Company was unable to make its quarterly principal payment of $60,000 for the quarter ended September 30, 2007 and therefore, the remaining principal balance is being classified as a current liability due on demand.

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

On October 17, 2007 the Company received a $500,000 financing from Inverness Medical Innovations, Inc. The financing consists of a purchase of 1,428,571 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 shares of the Company's stock at a price of 75 cents per share. In connection with this financing, the Company and Inverness signed two additional agreements. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by Inverness, the option provides for StatSure and Inverness to equally share development expenses and profits. StatSure and Inverness also entered into a license agreement whereby Inverness granted to StatSure a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the StatSure's "barrel format" which is already being sold by Inverness. During the year ended December 31, 2007, the Company earned $168,721 in royalty income under this agreement.

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

4.3 7.5% Convertible Debenture due February 28, 1999, issued by the Company to The Tail Wind Fund, Ltd. on March 11, 1997, incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-QSB for its fiscal quarter ended March 31, 1997

4.4 Common Stock Purchase Warrant for 8,995 shares, issued by the Company to Grayson & Associates on March 14, 1997, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form SB-2(Registration No. 333-26795)

4.5 Letter Agreement dated May 28, 1997 between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 5, 1997 (File No. 000-21284) (the "June 1997 8-K")

4.6 Letter Agreement dated June 27, 1997 between the Company and The Tail Wind Fund Ltd, incorporated by reference to Exhibit 4.10 to the June 1997 8-K

4.7 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and The Tail Wind Fund Ltd., incorporated by reference to Exhibit 4.2 of the June 1997 8-K

4.8 Common Stock Subscription Agreement dated as of June 30, 1997 by and between the Company and the investors set forth on Schedule A thereto, incorporated by reference to Exhibit 4.3 of the June 1997 8-K.

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

10.23 Securities Purchase Agreement between StatSure Diagnostic Systems, Inc., and IM US Holdings, LLC, incorporated by reference to Exhibit 10.23 of the December 5, 2007 8-K.

10.24 Issuance of warrant to purchase shares of common stock of StatSure Diagnostic Systems, Inc. incorporated by reference to Exhibit 10.24 of the December 5, 2007 8-K.

11.5* Earnings Per Share

24*   Powers of Attorney (included on the signature pages to this Annual Report)

31*   Certifications required under Section 302 of the Sarbanes Oxley Act of 2002

32*   Certifications required under Section 906 of the Sarbanes Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Company's independent accountants during the years ending December 31, 2007 and 2006 were Lazar Levine & Felix LLP.

Audit Fees. During the years ended December 31, 2007 and 2006, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB and for services provided in connection with the statutory and regulatory filings or engagements for those fiscal years was $129,000 and $145,000, respectively.

Audit-Related Fees. During years ended December 31, 2007 and 2006 our auditors did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the years ended December 31, 2007 and 2006.

All Other Fees. There were no fees billed for services rendered by Lazar Levine & Felix LLP for 2007 and 2006, other than the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2008

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman
Steve M. Peltzman
Chairman of the Board and
Chief Executive Officer

/s/ Leo Ehrlich
Leo Ehrlich
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2008

/s/ D. Bruce Pattison
D. Bruce Pattison	President, Chief Operating Officer and Director

/s/ Richard Woodrich
Richard Woodrich	Director

/s/ Joseph Levi	Director
Joseph Levi