Form 10-Q
period 2008-03-31
StatSure Diagnostic Systems, Inc.
filed 2008-05-15
CIK 885534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________

FORM 10 - Q
_______________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1549305
(State or other jurisdiction)	(IRS Employer Identification No.)
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2008 was 39,651,096.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-Q

PART I.  NANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$43,516
Accounts receivable, net of allowance for doubtful accounts of $3,585 (2008) and $2,015 (2007)	47,897	152,049
Inventories	26,245	48,256
Prepaid expenses	12,236	9,795
Total current assets	86,378	253,616

Property and equipment, net of accumulated depreciation of $576,387 (2008) and $573,765 (2007)	44,536	47,158

OTHER ASSETS
Patents and trademarks, net of accumulated depreciation of $165,317 (2008) and $163,138 (2007)	112,381	105,527
Deferred loan costs	—	2,006
Deposits	2,500	2,500
Total other assets	114,881	110,033
TOTAL ASSETS	$245,795	$410,807

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable-shareholders	$1,339,317	$1,476,317
Debentures payable, net of discount	173,730	139,194
Accounts payable	123,680	123,516
Accrued expenses	185,329	187,309
Accrued interest	23,390	17,451
Accrued interest-due to shareholder	470,871	428,775
Accrued payroll expense to officers	124,999	124,999
Payroll and payroll taxes payable	20,086	20,086
Cash dividends payable to preferred shareholders	158,400	118,800
Total current liabilities	2,619,802	2,636,447

LONG-TERM LIABILITIES
Derivative instrument	315,906	1,010,390
Total liabilities	2,935,708	3,646,837

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares
authorized, $.001 par value, 1,980 issued and outstanding	2	2

SHAREHOLDERS' DEFICIT
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized,
issued and outstanding: 39,651,096 (2008 and 2007)	39,651	39,651
Additional paid-in capital	47,783,423	47,771,801
Accumulated deficit	(50,512,989)	(51,047,484)
Total shareholders' deficit	(2,689,915)	(3,236,032)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$245,795	$410,807

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Product Sales	$224,370	$142,862
Royalty and Other Income	35,800	10,986
	260,170	153,848

Cost of products sold	48,409	21,729

Gross profit	211,761	132,119

OPERATING EXPENSES:
Research and development	5,000	21,048
Selling, general and administrative	244,579	495,604
	249,579	516,652

LOSS FROM OPERATIONS	(37,818)	(384,533)

OTHER INCOME (EXPENSES):
Interest expense, net	(48,035)	(55,034)
Interest expense on beneficial conversion features	(34,536)	(36,310)
Derivative income	694,484	1,396,261

Total other income (expenses)	611,913	1,304,917

Income before provision for income taxes	574,095	920,384
Provision for income taxes	—	—

NET INCOME	574,095	920,384

Dividends - Preferred stock series 2006-A	39,600	49,500

NET INCOME TO COMMON SHAREHOLDERS	$534,495	$870,884

BASIC EARNINGS PER SHARE	$0.01	$0.02
DILUTED EARNINGS PER SHARE	$0.01	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC EARNINGS PER SHARE	39,651,096	37,262,277
DILUTED EARNINGS PER SHARE	43,948,596	45,988,736

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$574,095	$920,384
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	4,801	7,258
Amortization of deferred loan costs	2,006	5,059
Options granted to employees as compensation	—	60,924
Non-employee share based expense	11,622	11,622
Beneficial conversion features of convertible debts	34,536	36,310
Mark-to-market gain on derivative instruments	(694,484)	(1,396,261)
Changes in current assets and liabilities:
Accounts receivable	104,152	68,471
Inventories	22,011	(3,696)
Prepaid expenses	(2,441)	(1,650)
Accounts payable, accrued payroll expense to officers and accrued expenses	46,219	142,274
Deferred rent	—	(393)
Net cash provided (used) in operating activities	102,517	(149,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patents and trademark costs	(9,033)	(6,110)
Net cash (used) in investing activities	(9,033)	(6,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	105,600	155,000
Repayments of shareholder loans	(242,600)	(83,687)
Net cash (used) provided by financing activities	(137,000)	71,313

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,516)	(84,495)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,516	109,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$24,837

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2,441
Cash paid for taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued in lieu of cash dividend payments	—	49,500
Preferred stock dividends accrued and not paid	39,600	—

The accompanying notes are an integral part of these statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)

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

On September 29, 2006, the Company announced it had signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) Chembio Diagnostics (CEMI.OB) (“Chembio”), and the Company signed a worldwide, exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture the recently FDA approved HIV barrel product for Inverness. This product is being marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed. The Company announced on November 5, 2007, that the HIV 1/2 Rapid Test employing the Company's patented "barrel" technology marketed and distributed worldwide by Inverness Medical Innovations under its Clearview® brand as "Clearview COMPLETE HIV 1 /2, received an FDA waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA). This CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver was obtained, marketing and sales of the product was restricted to those laboratory settings with CLIA certification.

NOTE 2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,512,989 at March 31, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenues levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 and October 2007, substantial additional financing will be required in future periods.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited financial statements as of, and for the three months ended March 31, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007 is derived from StatSure Diagnostic Systems, Inc. (the “Company”) financial statements included in the

Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any other portion thereof.

Inventories

Inventory consists of the following at:

	March 31, 2008	December 31, 2007

Raw Materials	$31,460	$28,884
Finished Goods	3,412	27,999
	34,872	56,883
Allowance for obsolete inventory	(8,627)	(8,627)
	$26,245	$48,256

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Stock Based Compensation:

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

As a result of the adoption of FAS 123(R), the Company's results for the three months ended March 31, 2008 and 2007 include share-based compensation expense of $0 and $60,924, respectively, recorded in the selling, general and administrative expenses.  There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ deferred tax asset

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Earnings Per Share:

Basic and diluted earnings per common share was calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the three month periods ended March 31, 2008 and 2007, respectively:

	For the Three Months Ended March 31,
	2008	2007
Numerator:
Net income to common shareholders	$534,495	$870,884
(Deduct)/Add:
Mark-to-market gain-derivative liability	(694,484)	(1,396,261)
Interest on convertible debt	5,940	7,490
Dividends on preferred stock	39,600	49,500

	For the Three Months Ended March 31,
	2008	2007
Net loss to common shareholders and assumed conversion	$(114,449)	$(468,387)
Denominator:
Share reconciliation:
Shares used for basic earnings per share	39,651,096	37,262,277
Effect of dilutive items:
Convertible debentures	262,500	337,500
Stock options	75,000	202,857
Convertible securities	3,960,000	8,186,102
Shares used for diluted loss per share	43,948,596	45,988,736
Net loss per share:
Diluted:	$(0.01)	$(0.01)

Reclassifications:

Certain reclassifications have been made to the March 31, 2007 financial statements in order to conform to the current fiscal year presentation.

NOTE 4. FINANCING FROM SHAREHOLDERS

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at any time after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of March 31, 2008, the loan balance to this shareholder aggregated $1,339,317. An additional amount of $42,096 of interest on this note has been accrued during 2008 and a total of $470,871 in accrued interest remains owed as of March 31, 2008. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. The Company was unable to make its quarterly principal payment of $60,000 in the previous year, and therefore, the remaining principal balance is being classified as a current liability due on demand. Since December 31, 2007, the Company has reduced the principal on this note by $137,000 net of advances of $105,600 received in 2008 from the lender. The lender has not demanded payment nor has the lender taken any action to enforce the liens associated with this note.

NOTE 5. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the interest method of accounting, resulting in a charge to interest expense of $34,536 and $36,310, respectively, for the three months ended March 31, 2008 and 2007, respectively. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,607 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 in 2006 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

As of March 31, 2008, there are outstanding $262,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. Debentures payable-net of discount in the amount of $173,730, represents the net of gross amount of debenture payables of $262,500 reduced by unamortized debt discount of $88,770.

The Company is in default to the debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The Company has not received any notice of default from any of the holders of the outstanding debentures.

NOTE 6. EQUITY TRANSACTIONS

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of the date when all Registerable Shares covered by the registration statement have been sold or the date on which the Registerable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of March 31, 2008, the maximum penalty liability of $129,329 pursuant to the Registration Rights Agreement was accrued.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The Company has initially recorded the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative liabilities on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,246 was charged in fiscal 2006 to financing costs in the statements of operations.

As of March 31, 2008, the Company believed that none of the events that trigger redemption upon major corporate events were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of March 31, 2008, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption.  As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value, there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of March 31, 2008, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $225,277 and $469,207, respectively, totaling $694,484, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification.  At March 31, 2008, the derivative liability was $315,906. As of March 31, 2008, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.16
Exercise price	$0.50-1.00
Expected life in years	3.17 years
Risk free interest rate	1.79%
Expected volatility	162%
Dividend yield	0%

On January 7, 2007 the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500. Dividends declared to the holders of the 2006 Series A Convertible Preferred Stock amounted to $207,900, for the period through March 31, 2008. Approximately $49,500 of the dividend obligations was settled through the issuance of 138,306 shares of the Company’s common stock and $158,400 to be paid in cash.

NOTE 7. STOCK-BASED COMPENSATION PLANS

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

Non-Plan Options
On March 25, 2005, 550,000 stock options were granted to one officer/employee and on May 2, 2005, another 550,000 stock options were granted to a second officer/employee in accordance with their employment agreements. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015 and had a fair value at the date of grant of $2,265,050. Stock option compensation for non-plan option grants recognized during the three months ended March 31, 2008 and 2007 amounted to $0 and $60,924, respectively.

The Company recognized $11,622 of share based expense for both the three months ended March 31, 2008 and 2007 for options granted to non-employees.

In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to $1.00.

The following table summarizes all stock option activity during the three months ended March 31, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,200,000	$0.85
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at March 31, 2008	1,200,000	$0.85
Exercisable at March 31, 2008	1,175,001	$0.85

As of March 31, 2008, there was $34,866 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at March 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at March 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at March 31, 2008	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	6.93	$0.85	1,175,001	$0.85

The following table summarizes the information about warrants outstanding at March 31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,968,615	$0.90
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding at March 31, 2008	3,968,615	$0.90

Of the above warrants, 2,647,187 expire in 2011 and 1,321,428 expire in 2012.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Economic Dependency

For the three months ended March 31, 2008, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $134,000 and $60,000 and accounts receivable from these customers as of March 31, 2008, aggregated $0 and $30,000, respectively. The loss of either of these customers could have a material adverse effect on the Company. The Company is continuing to seek new markets and sales opportunities for its products. For the three months ended March 31, 2007, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $70,000 and $52,000 and accounts receivable from these customers as of March 31, 2007, aggregated $81,000 and $0, respectively.

For the three months ended March 31, 2008, purchases from five suppliers were in excess of 10% of the Company's total purchases. The range of purchases from these suppliers through March 31, 2008 were from approximately $5,000 to $13,000. The corresponding accounts payable at March 31, 2008, to these suppliers, aggregated approximately $23,000. For the three months ended March 31, 2007, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers through March 31, 2007 were approximately $7,000, $9,000 and $11,000. The corresponding accounts payable at March 31, 2007, to these suppliers, aggregated approximately $16,000.

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the United Kingdom. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales. Foreign sales during the three months ended March 31, 2008 and 2007 were approximately $163,760 and $90,220, respectively. The following table represents total product sales revenue by geographic area:

	Three Months Ended March 31,
	2008	2007

United States	$60,610	$52,642
Europe	139,860	70,870
Canada, Americas, and Asia	23,900	19,350
	$224,370	$142,862

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

Related Party Agreement

On October 17, 2007 the Company received a $500,000 financing from Inverness Medical Innovations, Inc. The financing consists of a purchase of 1,428,572 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 million shares of the Company's stock at a price of $0.75 per share. In connection with this financing, the Company and Inverness signed two additional agreements. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by Inverness, the option provides for StatSure and Inverness to equally share development expenses and profits. StatSure and Inverness also entered into a license agreement whereby Inverness granted to StatSure a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the StatSure's "barrel format" which is already being sold by Inverness. During the three months ended March 31, 2008, the Company earned $35,800 in royalty income under this license agreement.

NOTE 9. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.
Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$--	$-	$--	$-

Total Assets	$--	$-	$--	$-

Liabilities
Derivative Instrument ( See Note 6 )	$315,906	$-	$-	$315,906
Total Liabilities	$315,906	$-	$-	$315,906

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$ 1,010,390
Total gains or (losses) (realized/unrealized)
Included in earnings	694,484
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$315,906

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company's principal executive offices are located at 1881 Worcester Rd.  #200, Framingham, MA 01701.

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

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,512,989 at March 31, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

RESULTS OF OPERATIONS

First Quarter of 2008 Compared to First Quarter of 2007

Revenues. The Company's revenues consist of product sales and royalties. Revenues increased to $224,370 in the first quarter of 2008 from revenues of $142,862 in the first quarter of 2007. The increase in revenues in the first quarter of 2008, from revenues in the first quarter of 2007, is due to increased orders from existing clients and the addition of new clients in 2008. Royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended March 31, 2008 and 2007 aggregated approximately $35,800 and $10,986, respectively. The increase in royalties and equipment rental income is due to the addition of a new client in the fourth quarter 2007.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the three months ended March 31, 2008, sales to two customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $134,000 and $60,000, respectively.

Cost of products sold: Costs of products sold increased to $48,409 (22% of product sales) in the first quarter of 2008 from $21,729 (15% of product sales) in the first quarter of 2007. The cost of products sold percentage (%) will vary depending on our selling price and product mix.

Research and development expenses: Research and development expenses decreased to $5,000 in the first quarter of 2008 from $21,048 in the first quarter of 2007. The decrease in 2008 is due to the completion of projects during 2007 calendar year. The expenses for research and development are expected to continue at current levels until such time as the Company has sufficient funds to implement a new research and development program.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $244,579 in the first quarter of 2008 from $495,604 in the first quarter of 2007, the Company’s decrease in selling, general and administrative expenses was primarily the result of the decrease in payroll and payroll related expense of approximately $64,200, a decrease in legal and accounting fees of approximately $87,300, a decrease of director fees of approximately $18,700, a decrease in rent expenses of approximately $6,600 and a decrease of approximately $17,300 in travel expenses. The remainder of the decrease was due to an overall decrease in general and administrative expenses in an effort to reduce costs.

Interest expense: Interest expense decreased to $48,035 in the first quarter of 2008 from $55,034 in the first quarter of 2007. The decrease in 2008 was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

Interest expense on beneficial conversion feature:   Interest expense on beneficial conversion feature decreased to $34,536 in the first quarter of 2008 from $36,310 in the first quarter of 2007. The decrease of this non-cash expense was due to the conversion of $400,000 of debentures and a reduction in the beneficial conversion feature.

Derivative income: Derivative income of $694,484 was recorded in the first quarter of 2008 from a derivative income of $1,396,261 recorded in the first quarter of 2007. The fluctuation was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price $0.34 to $0.16.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$—	$43,516
Working capital deficit	2,533,424	2,382,831

Net cash provided by operating activities in the first three months of 2008 was $102,517 compared to $149,698 used during the same period 2007. In 2008, the increase in cash provided by operations was primarily due to an increase in accounts receivable $104,152 and an increase in inventory $22,011.

Cash used in investing activities in the three months ended March 31, 2008 was $9,033 as compared to $6,110 during the three months ended March 31, 2007. The Company incurred more patent and trademark costs in 2008.

Cash provided by financing activities for the three months ended March 31, 2008 was ($137,000) compared to $71,313 for the same period in 2007. During 2008 the Company repaid shareholder loans of $242,600.

As of March 31, 2008, there is outstanding $262,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default to these debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at March 31, 2008 of $262,500 plus accrued interest of $23,390 has therefore been reflected as a current liability. Accordingly, debentures payable-net of discount in the amount of $173,730, is the net of gross amount of debenture payables of $262,500 reduced by unamortized debt discount of $88,770 and is shown on the balance sheet as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

The following table lists the future payments required on debt and any other contractual obligations of the Company as of March 31, 2008.

Obligations	Total	Less than 1 year	1-3 years

Debt	$1,513,047	$1,513,047	$0
Operating leases	14,166	14,166	0

In June 2007, the Company decided to move its offices to nearby premises also in Framingham, MA. The Company is leasing its new premises on a month to month basis at a rent of $1,800 per month. The Company also occupies premises in Brooklyn, New York. The lease has a three-year term ending August 30, 2008 and a base annual rental rate through maturity of approximately $16,000 per annum.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Financial Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending March 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 31, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

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

Commencing with its annual report for the fiscal year ending After December 15, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over its financial reporting of management's assessment of the effectiveness of its internal control over financial reporting as of year end, and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore, in the following fiscal year, it is required to file the auditor's attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained in all material respects effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CHANGE IN INTERNAL CONTROLS

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a total of $285,890 of convertible debentures. The amount of principal payments in arrears was $262,500, with an additional amount of $23,390 of interest due at March 31, 2008. These defaults are the result of a failure to pay in accordance with the terms agreed. No notice of default has been received.

The Company is in default on a total of $1,810,188 of shareholder loans. The amount of principal payments in arrears was $1,339,317, with an additional amount of $470,871 of interest due at March 31, 2008. The default is the result of a failure to pay in accordance with the agreed upon terms. On September 22, 2007, the Company advised Mr. Nordlicht that in consideration of his forebearing from calling the Company in default on the loan outstanding of principal and all accrued interest, the Company agrees to pay him no later than December 31, 2008, an amount totaling $2,600,000 as full payment of the loan (principal and interest). Any payments made during the interim period between January 1, 2007 and December 31, 2008 will be deducted from this total amount. As of the date of this filing, Mr. Nordlicht has not sent the Company a default notice.

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

Dated: May 15, 2008

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Steve M. Peltzman

Steve M. Peltzman
Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich

Leo Ehrlich
Chief Financial Officer
(principal financial officer)