Form 10-Q
period 2008-06-30
StatSure Diagnostic Systems, Inc.
filed 2008-08-14
CIK 885534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 – Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-21284

STATSURE DIAGNOSTIC SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	91-1549305
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1222 Avenue M, Brooklyn, NY 11230
(Address of principal executive offices and zip code)
(347) 394-3641
(Registrant’s telephone number, including area code)

1881 Worcester Rd. #200, Framingham, MA. 01701
(Former Name or Former Address, if Changed Since Last Report)

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2008 was 39,651,096.

STATSURE DIAGNOSTIC SYSTEMS, INC.
FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$43,516
Accounts receivable, net of allowance for doubtful accounts of $3,585 (2008) and $2,015 (2007)	152,757	152,049
Inventories	15,591	48,256
Prepaid expenses	—	9,795
Total current assets	168,348	253,616

Property and equipment, net of accumulated depreciation of $582,058 (2008) and $573,765 (2007)	38,865	47,158

OTHER ASSETS
Patents and trademarks, net of accumulated depreciation of $170,875 (2008) and $163,138 (2007)	108,390	105,527
Deferred loan costs	—	2,006
Deposits	2,500	2,500
Total other assets	110,890	110,033

TOTAL ASSETS	$318,103	$410,807

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable-shareholders	$1,290,067	$1,476,317
Debentures payable, net of discount	206,752	139,194
Accounts payable	190,104	123,516
Accrued expenses	194,329	187,309
Accrued interest	29,280	17,451
Accrued interest-due to shareholder	510,238	428,775
Accrued payroll expense to officers	124,999	124,999
Payroll and payroll taxes payable	20,086	20,086
Cash dividends payable to preferred shareholders	198,000	118,800
Total current liabilities	2,763,855	2,636,447

LONG-TERM LIABILITIES
Derivative instrument	151,721	1,010,390
TOTAL LIABILITIES	2,915,576	3,646,837

COMMITMENTS AND CONTINGENCIES

Series 2006-A Convertible Preferred Stock: 2,500 shares authorized, $.001 par value, 1,980 issued and outstanding	2	2

SHAREHOLDERS' DEFICIT
Series 1998-B Convertible Preferred Stock: 1,645 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, issued and outstanding: 39,651,096 (2008 and 2007)	39,651	39,651
Additional paid-in capital	47,795,045	47,771,801
Accumulated deficit	(50,432,171)	(51,047,484)
Total shareholders' deficit	(2,597,475)	(3,236,032)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$318,103	$410,807

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Product sales	$320,871	$224,004	$545,241	$366,866
Royalty and other income	—	176,759	35,800	187,745

TOTAL REVENUE	320,871	400,763	581,041	554,611

Cost of products sold	73,642	74,173	122,051	95,902

GROSS PROFIT	247,229	326,590	458,990	458,709

OPERATING EXPENSES:
Research and development	3,005	13,543	8,005	34,591
Selling, general and administrative	209,585	275,784	454,164	706,888

	212,590	289,327	462,169	741,479

INCOME (LOSS) FROM OPERATIONS	34,639	37,263	(3,179)	(282,770)

OTHER INCOME (EXPENSES):
Interest expense-net	(45,384)	(57,432)	(93,419)	(112,466)
Interest expense on beneficial conversion feature	(33,022)	(36,132)	(67,558)	(72,442)
Derivative income	164,185	644,435	858,669	2,040,696
Penalties on preferred shares	—	(29,129)	—	(93,629)
Contract termination costs	—	(291,499)	—	(291,499)

Total other income (expenses):	85,779	230,243	697,692	1,470,660

Income before provision for income taxes	120,418	267,506	694,513	1,187,890
Provision for income taxes	—	—	—	—

NET INCOME	120,418	267,506	694,513	1,187,890

Dividends - Preferred stock series 2006-A	39,600	39,600	79,200	89,100
NET INCOME TO COMMON SHAREHOLDERS	$80,818	$227,906	$615,313	$1,098,790

BASIC EARNINGS PER SHARE	$0.00	$0.01	$0.02	$0.03
DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC EARNINGS PER SHARE	39,651,096	37,926,153	39,651,096	37,609,244
DILUTED EARNINGS PER SHARE	43,948,596	46,652,612	43,948,596	46,335,703

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$694,513	$1,187,890
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	16,030	14,749
Amortization of deferred loan costs	2,006	9,511
Bad debt expense	1,570	—
Options granted to employees as compensation	—	122,604
Non-employee share based expense	23,244	23,244
Beneficial conversion features of convertible debts	67,558	72,442
Stocks and warrants issued for termination penalty		291,499
Mark-to-market gain on derivative instruments	(858,669)	(2,040,696)
Changes in current assets and liabilities:
Accounts receivable	(2,278)	(53,546)
Inventories	32,665	7,692
Prepaid expenses	9,795	(5,064)
Deposits	—	11,850
Accounts payable, accrued payroll expense to officers and accrued expenses	166,900	218,881
Deferred rent	—	(6,287)
Net cash provided (used) in operating activities	153,334	(145,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(7,231)
Acquisitions of patents and trademarks	(10,600)	(7,608)
Net cash (used) in investing activities	(10,600)	(14,839))

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	175,100	165,000
Advances from officer	0	25,000
Repayment of debentures	0	(37,500)
Repayments of shareholder loans	(361,350)	(93,687)
Net cash (used) provided by financing activities	(186,250)	58,813

NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,516)	(101,257)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,516	109,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$8,075
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$45,257	$22,689
Cash paid for taxes	$3,286	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Common stock issued in lieu of cash dividend payments	$—	$99,000
Preferred stock dividends accrued and not paid	$79,200	$39,600

The accompanying notes are an integral part of these financial statements.

STATSURE DIAGNOSTIC SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
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

The Company has signed several agreements relating to its patented barrel technology for use in screening antibodies to HIV (Human Immunodeficiency Virus, the virus that causes AIDS). As part of a three-way alliance with Inverness Medical Innovations (AMEX:IMA) Chembio Diagnostics (CEMI.OB) (“Chembio”), the Company signed a worldwide exclusive distribution deal for a rapid, point-of-care HIV test with Inverness. In a two-way deal with Chembio, the Company granted an exclusive license to Chembio solely to manufacture the recently FDA approved HIV barrel product for Inverness. This product is being marketed under the IMA brand. In this two-way agreement (“Joint HIV Barrel Commercialization Agreement”), a long- term strategic “partnership” was established, wherein both companies equally split the margin dollars of the HIV barrel product once the actual cost of manufacturing is reimbursed. The Company announced on November 5, 2007, that the HIV 1/2 Rapid Test employing the Company's patented "barrel" technology marketed and distributed worldwide by Inverness Medical Innovations under its Clearview® brand as "Clearview COMPLETE HIV 1 /2, received an FDA waiver of the Clinical Laboratory Improvement Amendments of 1988(CLIA). This CLIA waiver will allow sales of this product to a large number of markets that do not operate under the standards of the CLIA (e.g. doctors' offices, public health clinics). Until this waiver was obtained, marketing and sales of the product was restricted to those laboratory settings with CLIA certification.

In May 2008, Mr. Steve M. Peltzman, Chairman of the Board and Chief Executive Officer, and Mr. D. Bruce Pattison, President, Chief Operating Officer and Director, have resigned. Messrs Peltzman and Pattison have indicated that they will enter into Consulting Agreements with the Company. In addition, Mr. Richard Woodrich has resigned as Director. Concurrently, the Board elected Mr. Moshe Bodner, currently Vice President of the Company, as Chief Executive Officer and Director, and Mr. Leo Ehrlich, the current Chief Financial Officer and Director, was elected as the President, Chief Operating Officer effective July 1, 2008.

NOTE 2. SUBSTANTIAL DOUBT REGARDING ABILITY TO CONTINUE AS A GOING CONCERN

Other than sales of the Company's collection devices, the Company has not yet commenced any significant product commercialization. The Company incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,432,171 at June 30, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain revenue levels sufficient to support its operations. There can be no assurance that the Company will achieve or maintain profitability in the future. In addition, the Company is in default on certain debt obligations. Despite the Company's financings in 2006 and October 2007, substantial additional financing will be required in future periods.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The accompanying unaudited financial statements as of, and for the three and six month periods ended June 30, 2008 and 2007, have been prepared in conformity with accounting principles generally accepted in the United States of America. The financial information as of December 31, 2007 is derived from StatSure Diagnostic Systems, Inc. financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain information or footnote disclosures in this filing that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim filings. In the opinion of management, the accompanying financial statements include all adjustments necessary (which are of a normal and recurring nature) for a fair presentation of the results of the interim periods presented. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, as included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Operating results for the three and six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008, or any other portion thereof.

Inventories
Inventory consists of the following at:
	June 30, 2008	December 31, 2007

Raw Materials	$17,993	$28,884
Finished Goods	6,225	27,999
	24,218	56,883
Allowance for obsolete inventory	(8,627)	(8,627)
	$15,591	$48,256

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

As a result of the adoption of FAS 123(R), the Company's results for the three and six months ended June 30, 2008 and 2007 include employee share-based compensation expense of $0, $0 and $61,680 and $122,604, respectively, recorded in the selling, general and administrative expenses. There was no income tax benefit recognized in the income statement for share-based compensation arrangements as the Company has provided a 100% valuation allowance on its’ deferred tax asset

Prior to January 1, 2006, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

Earnings per Share:

Basic and diluted earnings per common share were calculated for all periods in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share”. The following table sets forth the computation of the diluted loss per share for the six month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30		Six Months Ended June 30
Numerator:	2008	2007	2008	2007
Net income to common shareholders	$80,818	$227,906	$615,313	$1,098,790
(Deduct)/Add:
Mark-to-market gain (loss)-derivative liability	(164,185)	(644,435)	(858,669)	(2,040,696)
Interest on convertible debt	5,890	7,268	11,830	14,708
Dividends on preferred stock payable in shares	39,600	39,600	79,200	89,100
Net loss to common shareholders and assumed conversion	$(37,877)	$(369,661)	$(152,326)	$(838,098)
Denominator:
Share reconciliation:
Shares used for basic income (loss) per share	39,651,096	37,926,153	39,651,096	37,609,244
Effect of dilutive items:
Stock options	75,000	202,857	75,000	202,857
Convertible debentures	262,500	337,500	262,500	337,500
Convertible securities	3,960,000	8,186,102	3,960,000	8,186,102
Shares used for diluted (loss) per share	43,948,596	46,652,612	43,948,596	46,335,703
(Loss) per share:
Diluted:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Reclassifications:

Certain reclassifications have been made to the June 30, 2007 financial statements in order to conform to the current fiscal year presentation.

NOTE 4. FINANCING FROM SHAREHOLDERS

Per a promissory note dated February 2003, Jules Nordlicht, a shareholder, agreed to advance in total or in installments, up to the amount of $1,000,000 to the Company. In November 2003 and August 2004, agreements were executed with this shareholder to cause additional advances in total or in installments up to the amount of $2,500,000 to advance the process of the FDA approval. In consideration for the financing, the Company agreed to repay such borrowed funds with accrued interest at 12% per annum and the shareholder reserved the right to demand payment in full or in part at any time after December 31, 2006. On May 8, 2006 the shareholder agreed to extend the maturity date to December 31, 2008 provided that (i) a partial payment of $350,000 will be made by the Company on or prior to July 31, 2006 and (ii) accrued interest will be paid quarterly thereafter, commencing September 30, 2006. The agreement was amended on September 4, 2006 so that the Company need no longer pay the quarterly accrued interest but an amount of $60,000 quarterly as a principal reduction. If the Company should default in these payments, the promissory note reverts to the original maturity date of December 31, 2006. As of June 30, 2008, the loan balance to this shareholder aggregated $1,290,067. An additional amount of $81,462 and $97,758 of interest on this note has been expensed during the six months ended June 30, 2008 and 2007, respectively, and a total of $510,238 in accrued interest remains owed as of June 30, 2008. The lender has filed a Uniform Commercial Code (UCC) Lien on the Company's equipment and patents as security for this loan. The Company was unable to make its quarterly principal payment of $60,000 in the previous year, and therefore, the remaining principal balance is being classified as a current liability due on demand. Since December 31, 2007, the Company has reduced the principal balance on this note by $186,250 net of advances of $175,100 received in 2008 from the shareholder. The shareholder has not demanded payment nor has the lender taken any action to enforce the liens associated with this note.

NOTE 5. DEBENTURE PAYABLE

On January 19, 2005, the Company's board of directors authorized the issuance and sale of up to three million dollars of convertible debentures. These debentures mature March 31, 2009, and carry an interest rate of 9% per year and are convertible into common stock at the lower of 66.6% of the valuation of the Company's next raise of equity or $1 per share. In accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company had evaluated that the convertible debt had a beneficial conversion feature as the conversion price was less than the fair value of the Company's common stock on the measurement date. Under EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was $2,614,400, and is limited to the amount of the proceeds of $1,510,000 allocated to the convertible debt instrument. Accordingly, the beneficial conversion feature is being amortized using the effective interest method of accounting, resulting in a charge to interest expense of $67,558 and $72,442 for the six months ended June 30, 2008 and 2007, respectively and $33,022 and $36,132 for the three months ended June 30, 2008 and 2007, respectively. In September 2005, a debenture in the amount of $60,000 was converted into 60,000 shares of common stock. In May 2006, the Company issued 796,056 and 701,754 shares of common stock at $0.90 and $0.57 per share, respectively, for the induced conversion of $1,109,607 in convertible debentures including interest of $109,608. The debenture holders accepted these shares as full consideration for the outstanding convertible debentures. The Company recognized an additional expense of $403,872 in 2006 because of the induced conversion to the debenture holders pursuant to the accounting requirements of SFAS No. 84, Induced Conversions of Convertible Debt. The original terms of the debentures called for them to be converted at $1.00 per share. The Company induced the debenture holders to convert at $0.90 and $0.57 per share.

As of June 30, 2008, there is outstanding $262,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The debentures payable balance of $206,752 at June 30, 2008, represents the net amount of debenture payable of $262,500 reduced by the unamortized debt discount of $55,748.

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

The Company is required to keep the Registration Statement continuously effective until such date as is the earlier of (x) the date when all Registerable Shares covered by the registration statement have been sold or (y) the date on which the Registerable Shares may be sold without any restriction pursuant to Rule 144 as determined by Counsel to the Company. The registration statement was timely filed and declared effective. On October 13, 2006, the Company announced its intention to restate financial statements, and suspended use of its Registration Statement declared effective by the SEC October 4, 2006. For such time as the Registration Statement is not effective, the Company is obligated, pursuant to Company’s Registration Rights Agreement with holders of the Company’s Convertible Preferred Stock, to pay such holders an amount equal to one percent per month of the original purchase price of the Convertible Preferred Stock until the earlier of the date the Registration Statement is again declared effective by the SEC, or June 2008. As of June 30, 2008, the maximum penalty liability of $129,329 pursuant to the Registration Rights Agreement was accrued.

The Company has accounted for the conversion option in the preferred stock as an embedded derivative under the provisions of FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The Company has initially recorded the value of the warrants and conversion option at $2,095,930 and $3,698,316, respectively which are reflected as derivative liabilities on the balance sheet. As the proceeds from the issuance of preferred shares of $2,150,000 were less than the combined fair value of the warrants and the conversion option, the difference of $3,644,246 was charged in fiscal 2006 to financing costs in the statements of operations.

As of June 30, 2008, the Company believed that none of the events that trigger redemption upon major corporate events were probable of occurring. The Company believes that many of these events are within its control and accordingly the probability of occurrence of any of such events is small. Other events that are not within Company’s control and which trigger redemption are lapse of registration or unavailability of registration and suspension of listing. The Company believes that although these events are not in its control, as of June 30, 2008, redemption was not likely and that the Company could cure within any cure period after receipt of a Notice of Redemption. As such, in accordance with paragraphs 15 of EITF Topic D-98: Classification and Measurement of Redeemable Securities, the Preferred Stock is not currently accreted to its redemption value, there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value.

As of June 30, 2008, the liability for the value of the warrants and conversion option was “marked to market” and the difference of $275,747 and $582,922, respectively, totaling $858,669, has been accounted for as a decrease to the derivative expense initially recognized in the statements of operations for the six months ended June 30, 2006. The liability for the value of the conversion option and warrants will be “marked to market” in future accounting periods until such time as the preferred shares are converted and the warrants are exercised or they meet the criteria for equity classification. At June 30, 2008, the derivative liability was $151,721. As of June 30, 2008, the Company used the Black-Scholes option pricing model to revalue the fair value of warrants and conversion options with the following assumptions:

Stock price	$0.10
Exercise price	$0.50-1.00
Expected life in years	2.92 years
Risk free interest rate	2.91%
Expected volatility	96.40%
Dividend yield	0%

On January 7, 2007 the Company issued 81,068 shares of common stock for payment of accrued dividends in the amount of $49,500. Dividends declared to the holders of the 2006 Series A Convertible Preferred Stock for the six months ended June 30, 2008 were $79,200 and cumulative dividends through June 30, 2008 amounted to $247,500. Approximately $49,500 of the dividend obligations was settled through the issuance of 138,306 shares of the Company’s common stock and $198,000 recorded as a liabilty as of June 30, 2008 to be settled in cash.

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

Non-Plan Options

On March 25, 2005, 550,000 stock options were granted to one officer/employee and on May 2, 2005, another 550,000 stock options were granted to a second officer/employee in accordance with their employment agreements. Both employment agreements provided for immediate vesting of 100,000 stock options at an exercise price of $0.10 on date of grant and then vesting of the remaining 450,000 stock options in three equal tranches of 150,000 stock options on October 1, 2005, October 1, 2006 and October 1, 2007, at an exercise price of $1.00 per share. These options are exercisable until June 1, 2015 and had a fair value at the date of grant of $2,265,050. Stock option compensation for non-plan option grants recognized during the six months ended June 30, 2008 and 2007 amounted to $0 and $60,924, respectively.

The Company recognized $23,244 of share based expense for both the six months ended June 30, 2008 and 2007 for options granted to non-employees.

In January 2006, the Company granted options to its two outside directors, Richard Woodrich and Joseph Levi, to purchase in the aggregate 100,000 shares of the Company's common stock. The options vest quarterly in equal amounts over a period of three years, and are exercisable for seven years from the vesting date at an exercise price equal to $1.00.

The following table summarizes all stock option activity during the six months ended June 30, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	1,200,000	$0.85
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at June 30, 2008	1,200,000	$0.85
Exercisable at June 30, 2008	1,183,335	$0.85

As of June 30, 2008, there was $23,244 of unrecognized compensation cost related to non-vested awards granted, which is expected to be recognized over a weighted-average period of less than a year. The following table summarizes the information about stock options outstanding at June 30, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Price Per Share	Number Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number Exercisable at June 30, 2008	Weighted Average Exercise Price Per Share
$0. 10-$1.00	1,200,000	6.68	$0.85	1,183,335	$0.85

The following table summarizes the information about warrants outstanding at June 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	3,968,615	$0.90
Granted	—
Exercised	—
Forfeited/expired	—
Outstanding at June 30, 2008	3,968,615	$0.90

Of the above warrants, 2,647,187 expire in 2011 and 1,321,428 expire in 2012.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Economic Dependency

2008
For the six months ended June 30, 2008, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $230,000, $125,000 and $119,000 and accounts receivable from these customers as of June 30, 2008, were $135,000, $0, and $0, respectively. Royalties earned from Inverness Medical and Chembio Diagnostic Systems for the six months ended June 30, 2008 (See Note 1- Description of Business) aggregated approximately $36,000 and $0, respectively.

During the second quarter of 2008, the Company had sales to two customers that were in excess of 10% of the Company's total sales. Sales to these customers were approximately $230,000 and $59,500. The Company lost its largest customer at the beginning of the second quarter, but this customer was immediately replaced by selling directly to the end user. The loss of this customer could have a material adverse effect on the Company. There were no royalties earned from Inverness Medical and Chembio Diagnostic Systems for the three months ended June 30, 2008 (See Note 1- Description of Business).

For the six months ended June 30, 2008, purchases from three suppliers were in excess of 10% of the Company's total purchases. The purchases from these suppliers for the six months ended June 30, 2008 ranged from $14,000 to $40,000. The corresponding accounts payable at June 30, 2007, to these suppliers, aggregated $56,247.

2007
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

SEGMENT INFORMATION

Under the disclosure requirements of SFAS No. 131, "Segment Disclosures and Related Information," we operate within one segment. Our products are sold principally in the United States and the United Kingdom. Segmentation of operating income and identifiable assets is not applicable since all of our revenues outside the United States are export sales. Foreign sales during the three and six month periods ended June 30, 2008 and 2007 were approximately $163,760 and $90,220, respectively. The following table represents total product sales revenue by geographic area:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
United States	$59,410	$95	$120,020	$52,737
Europe	253,861	201,009	393,721	271,879
Other	7,600	22,900	31,500	42,250
	$320,871	$224,004	$545,241	$366,866

All of the Company's long lived assets are located in the United States.

Employment Contracts

In March and May of 2005, the Company entered into employment agreements respectively with Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President. Both agreements provide a minimum annual base salary of $120,000 for a term of two years and renewable annually. The current annual renewal period ends in May 2008 and continues to provide for a base salary of $120,000. Either party can terminate the agreement upon 90 days notice. The Company is also obligated to pay health and life insurance benefits and reimburse expenses incurred by the officers on behalf of the Company. Each executive, if terminated by the Company without cause, would be entitled to six months’ severance. On May 16th, 2008, the Company announced that effective July 1, 2008, Steve Peltzman, Chief Executive Officer and Chairman of the Board, and Bruce Pattison, President, Chief Operating Officer and Director, had resigned. Messrs Peltzman and Pattison have indicated that they will enter into Consulting Agreements with the Company.

Related Party Agreement

On October 17, 2007 the Company received a $500,000 financing from Inverness Medical Innovations, Inc. The financing consists of a purchase of 1,428,572 common shares at a price of $0.35 per share. Additionally, Inverness received 5 year warrants to purchase up to an additional 1,071,428 million shares of the Company's stock at a price of $0.75 per share. In connection with this financing, the Company and Inverness signed two additional agreements. First, the two companies signed an agreement whereby Inverness acquired an option to the exclusive, worldwide marketing and distribution rights to certain infectious disease diagnostic tests developed by StatSure that may utilize specified Inverness and/or StatSure intellectual property. If exercised by Inverness, the option provides for StatSure and Inverness to equally share development expenses and profits. StatSure and Inverness also entered into a license agreement whereby Inverness granted to StatSure a license to certain Inverness lateral flow patents for use in a rapid test to detect HIV antibodies in point-of-care markets subject to payment of royalties to Inverness. This license pertains to HIV tests using formats other than the Statsure's "barrel format" which is already being sold by Inverness. During the six month periods ended June 30, 2008 and 2007, the Company earned approximately $36,000 and $80,000 respectively, in royalty income under this license agreement.

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

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$—	$-	$—	$-

Total Assets	$—	$-	$—	$-

Liabilities
Derivative Instrument ( See Note 6 )	$151,721	$-	$-	$151,721
Total Liabilities	$151,721	$-	$-	$151,721

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
Beginning Balance	$1,010,390
Total gains or (losses) (realized/unrealized)
Included in earnings	(858,669)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$151,721

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-

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

GENERAL

StatSure Diagnostic Systems, Inc., (“SDS”), a Delaware corporation (the “Company” or “StatSure”), is primarily engaged in commercializing two product platforms: first, the development, manufacturing and marketing of oral-fluid collection devices to provide physiologic samples to screen for the presence of drugs-of-abuse or infectious diseases; second, the development of point-of-care (POC), rapid, immunoassays for use in the detection of infectious diseases. These immunoassays incorporate SDS’ patented “barrel” technology, designed to provide speed, safety and convenience which are considered critical factors in point-of-care markets. In the oral fluid collection market, the Company’s platform has a patented internal quality control that indicates sufficient volume of the oral fluid sample (“volume adequacy indicator”).

The Company's principal executive offices are located at 1222 Ave M, Brooklyn, NY 11230.

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

The Company announced that effective July 1, 2008, Mr. Steve M. Peltzman, Chairman of the Board and Chief Executive Officer, and Mr. D. Bruce Pattison, President, Chief Operating Officer and Director, have resigned. Messrs Peltzman and Pattison have indicated that they will enter into Consulting Agreements with StatSure. In addition, Mr. Richard Woodrich has resigned as Director. Concurrently, the Board elected Mr. Moishe Bodner, currently Vice President of the Company, as Chief Executive Officer and Director, and Mr. Leo Ehrlich, the current Chief Financial Officer and Director, was elected as the President, Chief Operating Officer effective July 1, 2008.

The Company has incurred significant operating losses since its inception, resulting in an accumulated deficit of $50,432,171at June 30, 2008. Such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations. The Company's independent certified public accountants have included an explanatory paragraph in their report on the December 31, 2007 financial statements, stating that the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to continue its business, or that such financing will be available on commercially reasonable terms or at all. (See note 2 of notes to financial statements.)

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

RESULTS OF OPERATIONS

Second Quarter and First Six Months of 2008 Compared to Second Quarter and First Six Months of 2007

Revenues. The Company's revenues consist of product sales and royalties. Revenues decreased to $320,871 in the second quarter of 2008 from revenues of $400,763 in the second quarter of 2007. Revenues increased to $581,041 in the first six months of 2008 from $554,611 in the first six months of 2007. The decrease in revenues in the second quarter of 2008, from revenues in the second quarter of 2007, is due to the decrease in royalties and equipment rental income from Inverness Medical and Chembio Diagnostic Systems. In 2007 Inverness overstocked when launching its Complete HIV test for which the Company receives royalties. In 2008, Inverness was working through their excess inventory which resulted in a decrease in royalties and equipment rental income. The Company expects to realize royalty revenues throughout the remainder of 2008.

The increase in revenue for the first six months of 2008 from the first six months of 2007 was due to increased orders from new clients in 2008. Royalties and equipment rental income earned from Inverness Medical and Chembio Diagnostic Systems for the six months ended June 30, 2008 and 2007 aggregated approximately $35,800 and $188,000, respectively. In 2007 Inverness overstocked when launching its Complete HIV test for which the Company receives royalties. In 2008, Inverness was working through their excess inventory which resulted in a decrease in royalties and equipment rental income. The Company expects to realize royalty revenues throughout the remainder of 2008.

The Company's revenues are primarily generated from sales of its patented saliva collection devices. Specimens collected with the device are sent to and processed at laboratories. For the six months ended June 30, 2008, sales to three customers were in excess of 10% of the Company's total sales. Sales to these customers were approximately $230,000, $125,000 and $119,000, respectively. During this period the Company lost its largest customer for the past several years. The Company was able to replace lost sales with another customer but is uncertain at this time if these orders will continue. The loss of this customer will have a material adverse effect on the Company.

Cost of products sold: Costs of products sold decreased to $73,642 (23% of product sales) in the second quarter of 2008 from $74,173 (33% of product sales) in the second quarter of 2007, and increased to $122,051 (23% of product sales) in the first six months of 2008 from $95,902 (26% of product sales) in the first six months of 2007. The cost of products sold percentage (%) will vary depending on our selling price and product mix.

Research and development expenses: Research and development expenses decreased to $3,005 in the second quarter of 2008 from $13,543 in the second quarter of 2007 and decreased to $8,005 in the first six months of 2008 from $34,591 in the first six months of 2007. The decrease in 2008 is due to the completion of projects during 2007 calendar year. The expenses for research and development are expected to continue at current levels until such time as the Company has sufficient funds to implement a new research and development program.

Selling, general and administrative expenses: Selling, general and administrative expenses decreased to $209,585 in the second quarter of 2008 from $275,784 in the second quarter of 2007, and decreased to $454,164 in the first six months of 2008 from $706,888 in the first six months of 2007. For the second quarter 2008, the Company’s decrease in selling, general and administrative expenses was primarily the result of the decrease in payroll expense and payroll related expense of approximately $61,400, a decrease in directors fees of approximately $18,600, a decrease in legal and accounting fees of approximately $5,500, net of increases in consulting expenses of approximately $11,600 and freight expense of approximately $7,400. The decrease in the first six months was mainly due to the decreases in director’s fees of approximately $37,000, legal and accounting of approximately $93,000, rent of approximately $8,000 and payroll and payroll related expenses of approximately $124,000.

Interest expense: Interest expense decreased to $45,384 in the second quarter of 2008 from $57,432 in the second quarter of 2007, and decreased to $93,419 in the first six months of 2008 from $112,466 in the first six months of 2007. The decrease in interest expense for both periods was due to lower principal balances on debentures and notes payables to shareholders which resulted in lower interest expense.

Interest expense on beneficial conversion feature:   Interest expense on beneficial conversion feature decreased to $33,022 in the second quarter of 2008 from $36,132 in the first quarter of 2007 and decreased to $67,558 in the first six months of 2008 from $72,442 in the first six months of 2007. The decrease of this non-cash expense was due to the conversion of $400,000 of debentures and a reduction in the beneficial conversion feature.

Derivative income: Derivative income of $164,185 was recorded in the second quarter of 2008 from derivative income of $644,435 which was recorded in the second quarter of 2007, and derivative income of $858,669 was recorded in the first six months of 2008 as compared to $2,040,696 in the first six months of 2007. The fluctuation was due to the mark-to market adjustment on embedded derivatives principally driven by the decrease in our common stock price from $0.249 to $0.10.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$0	$43,516
Working capital deficit	$(2,595,507)	$(2,382,831)

Net cash provided by operating activities in the first six months of 2008 was $153,334 compared to $145,231 used during the same period 2007. In 2008, the increase in cash provided by operations was primarily due to net income, a decrease in inventories and prepaid expenses, combined with the increase in accounts payable, accrued payroll and accrued expenses.

Cash used in investing activities in the six months ended June 30, 2008 was $10,600 as compared to $14,839 during the six months ended June 30, 2007. The Company incurred no patent and trademark costs in 2008.

Cash used in financing activities for the six months ended June 30, 2008 was $186,250 compared to cash provided of $58,813 for the same period in 2007. During 2008 the Company repaid shareholder loans of $361,350 compared to $93,687 of repayments for the same period in 2007.

As of June 30, 2008, there is outstanding $262,500 of 9% Convertible Debentures due in January 2009. Holders of the 9% Convertible Debentures are entitled to convert principal amounts into shares of common stock at a conversion price of $1.00. The Company is in default to these debenture holders for not making payments on a timely basis. As a result, in accordance with the debenture agreements, these debentures became payable on demand unless the default is waived by the investors. The amount of debentures at June 30, 2008 of $262,500 plus accrued interest of $29,280 has therefore been reflected as a current liability. Accordingly, debentures payable-net of discount in the amount of $206,752, is the net of amount of debenture payables of $262,500 reduced by unamortized debt discount of $55,748 and is shown on the balance sheet as a current liability. The Company has not received any notice of default from any of the holders of the outstanding debentures.

The following table lists the future cash payments required on debt and any other contractual obligations of the Company as of June 30, 2008.

Obligations	Total	Less than 1 year	1-3 years

Debt	$1,496,819	$1,496,819	$0
Operating leases	14,166	14,166	0

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

Recent Accounting Pronouncements

 See Note 3 "Recent Accounting Standards Affecting the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

OFF-BALANCE SHEET ARRANGEMENTS. The Company does not have any off-balance sheet arrangements, as defined in Item 304(a) (4) (ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2008, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with a lack of segregation of duties, resulting from the Company’s continued lack of resources.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first six months ended June 30, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a total of $291,780 of convertible debentures. The amount of principal payments in arrears was $262,500, with an additional amount of $29,280 of interest due at June 30, 2008. These defaults are the result of a failure to pay in accordance with the terms agreed. No notice of default has been received.

The Company is in default on a total of $1,800,305 of shareholder loans. The amount of principal payments in arrears was $1,290,067, with an additional amount of $510,238 of interest due at June 30, 2008. The default is the result of a failure to pay in accordance with the agreed upon terms. On September 22, 2007, the Company advised the shareholder, Mr. Nordlicht, that in consideration of his forbearing from calling the Company in default on the loan outstanding of principal and all accrued interest, the Company agrees to pay him no later than December 31, 2008, an amount totaling $2,600,000 as full payment of the loan (principal and interest). Any payments made during the interim period between January 1, 2007 and December 31, 2008 will be deducted from this total amount. As of the date of this filing, Mr. Nordlicht has not sent the Company a default notice.

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

(b) Reports on Form 8-K

Date	Items Reported

5/16/07	5.02

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008

STATSURE DIAGNOSTIC SYSTEMS, INC.

/s/ Moshe Bodner
Moshe Bodner
Chief Executive Officer
(principal executive officer)

/s/ Leo Ehrlich
Leo Ehrlich
Chief Financial Officer
(principal financial officer)